Form 10QSB
period 2006-03-31
Sotech Inc.
filed 2006-05-10
CIK 1353637

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-132719

SOTECH INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-2471664 (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(416) 273-2951 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report) n/a

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ❒ No ☒ ..

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ❒ No ☒ ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❒ No ❒ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of March 31, 2006: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2006.

SOTECH INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Stated in US Dollars)

SOTECH INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2006 and December 31, 2005

(Unaudited)

(Stated in US Dollars)
ASSETS	March 31, 2006	December 31, 2005
Current
Cash	$ 55,942	$ 69,986

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 22,865	$ 4,000

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	66,500	66,500
Deficit accumulated during the development stage	(36,923)	(4,014)

	33,077	65,986

	$ 55,942	$ 69,986

SEE ACCOMPANYING NOTES

SOTECH INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended March 31, 2006 and

for the period February 2, 2005 (Date of Inception) to March 31, 2006

(Unaudited)

(Stated in US Dollars)
	Three months ended March 31, 2006	February 2,2005 (Date of Inception) to March 31, 2006
Administrative expenses
Bank charges and interest	$ 44	$ 58
Professional fees	32,865	36,865

Net loss for the period	$ (32,909)	$ (36,923)

Basic and diluted loss per share	$ (0.01)

Weighted average number of shares outstanding	3,500,000

SEE ACCOMPANYING NOTES

SOTECH INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2006 and

for the period February 2, 2005 (Date of Inception) to March 31, 2006

(Unaudited)

(Stated in US Dollars)
	Three months ended March 31, 2006	February 2, 2005 (Date of Inception) to March 31, 2006
Cash flows from Operating Activities
Net loss for the period	$ (32,909)	$ (36,923)
Change in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	18,865	22,865

Net cash used in operating activities	(14,044)	(14,058)

Cash flows from Financing Activity
Issuance of common shares	-	70,000

Net cash provided by financing activity	-	70,000

Increase (decrease) in cash during the period	(14,044)	55,942

Cash, beginning of period	69,986	-

Cash, end of period	$ 55,942	$ 55,942

SEE ACCOMPANYING NOTES

SOTECH INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

for the period February 2, 2005 (Date of Inception) to March 31, 2006

(Unaudited)

(Stated in US Dollars)
	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number	Par Value
Common stock issued for cash
- at $0.02	3,500,000	$ 3,500	$ 66,500	$ -	$ 70,000
Net loss for the period ended December 31, 2005	-	-	-	(4,014)	(4,014)

Balance, December 31, 2005	3,500,000	3,500	66,500	(4,014)	65,986
Net loss for the period ended March 31, 2006	-	-	-	(32,909)	(32,909)

Balance, March 31, 2006	3,500,000	$ 3,500	$ 66,500	$ (36,923)	$ 33,077

SEE ACCOMPANYING NOTES

SOTECH INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Stated in US Dollars)

Note 1 Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2005 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2005 annual financial statements.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 2 Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $36,923 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we are in the process of developing and marketing the China Shoppers software and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2005. Our accumulated deficit is $36,923 as of March 31, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - February 2, 2005 (date of inception) to March 31, 2006

From the date of our incorporation on February 2, 2005 to March 31, 2006, we had not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing and marketing our China Shoppers Internet website, http://www.china-shoppers.com.

From February 2, 2005 (date of inception) to December 31, 2005

For the period from February 2, 2005 to December 31, 2005 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into two categories:

  Professional fees, which consist primarily of accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to December 31, 2005 was $4,000;

  Office and miscellaneous fees, which consist primarily of daily office expenses and bank charges. The amount incurred by our company during the period from February 2, 2005 to December 31, 2005 was $14;

From January 1, 2006 to March 31, 2006

For the period from January 1, 2006 to March 31, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of improving and marketing our China Shoppers Internet website, http://www.china-shoppers.com.

Total operating expenses for the period from January 1, 2006 to March 31, 2006 were $32,909. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period was $32,865. Bank charges and other office charges for this period were $44.

PLAN OF OPERATION

Since we have not generated revenue and have only recently commenced construction of our China Shoppers Internet website, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period ended December 31, 2005. Our deficit is $36,923 as of the period ended on March 31, 2006. The discussion below provides an overview of our operations and discusses our plan of operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this form. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

From our incorporation on February 2, 2005, we have been a start-up company that has no revenue. Our Chief Technology Officer and one of our directors, Wenjie Zhao, together with the other director of the Company, began the research of our price comparison software program and website in 2003 before he founded our company. He has completed a beta version of our price comparison software that will form the basis of our price comparison software program. We acquired all related technologies from Mr. Wenjie Zhao at no cost. Mr. Zhao will continue to develop the software program and website. Our Company will pay the costs of this subsequent development of the software and website to Mr. Zhao.

In the next twelve months our primary objective will be to complete development of our proposed software, website and management team, commence an advertising campaign for our proposed product, and commence sales of our proposed product in China.

We believe that the primary source of revenue for our business model will be the sale of our proposed China Shoppers software program at retail prices to Internet storeowners who wish to maximize their customers' visibility to Internet users and at wholesale prices to web page developers, who wish to resell our software to their Internet storeowner clients. We will negotiate with each of our future customer groups individually and we will charge our future customer groups, depending on the size of the user group. Currently, we do not have any customers, as our price comparison software program is not yet fully developed.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months:

  Complete the development of our software and website;

  Market our software and website and establish customer and partner relationships in as many marketplaces in China as we can.

In order to reach these milestones we will do the following:

1. The most important and difficult goal is to complete the development of the China Shoppers software by the end of 2006. We anticipate that software development costs will be approximately $10,000 and will consist primarily of payments for programming and software development services. We anticipate that development costs for this website will be approximately $5,000. We anticipate that our website will be fully operational by the end of 2006.

2. We plan to undertake an advertising and marketing campaign once the development of our China Shoppers software is complete in early 2007. We anticipate that initial marketing expenses for the first year will be approximately $15,000. This campaign will be designed by a third party marketing and consulting firm who will complete the majority of the work. We anticipate that this will minimize start-up expenses and optimize results in the ever-changing world of Internet marketing.

We anticipate we will receive our first revenues in mid-2007.

We thus anticipate that we will be spending approximately $50,000 over the next twelve-month period in pursuing this plan of operation. Our cash position as of December 31, 2005 was $69,986. Accordingly, we will require additional financing such as a private placement or loan from directors in order to pursue this business plan. Our directors and officers have agreed to contribute up to $50,000 in funds for additional financing before we seek additional required funds through a private placement.

In the event that we are not successful in raising additional financing or that we raise only nominal financing, we anticipate that we will not be able to proceed with our business plan for the development and marketing of the China Shoppers software, and our business will likely fail. In such an event, our board of directors would most likely dissolve the business, unless an alternative means of supporting our business plan emerges, or another business opportunity presents itself. In such a circumstance, one alternative that may be considered by our board would be a partnership with another more financially stable company interested in the China Shoppers software. Due to our lack of operating history and present inability to generate revenues, there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our software and website and do not anticipate earning any revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to develop our commercially marketable software program with the features and functionality sought by potential customers;

  our ability to successfully market our China Shoppers software to potential customers;

  our ability to sell our software to customers that will enable us to generate revenues exceeding operating costs;

  the introduction and availability of competing products by competitors.

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fee for the next twelve months will be approximately $5,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and

  Working capital for the next twelve months will be approximately $5,000.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Liquidity and Capital Resources

At March 31, 2006, we had $55,942 in cash. We anticipate that our total cash outflows will be approximately $50,000 for the next twelve months. This includes our estimated expenses as follows:

  $15,000 in further development of our software and website for the next twelve months;

  our estimated expenses of $15,000 in the promotion of our China Shoppers price comparison software program for the next twelve months;

  our estimated expenses of $5,000 for our audit fees for the next twelve months;

  our estimated expenses of $10,000 for our legal and organizational fees for the next twelve months; and

  our estimated working capital of $5,000 for the next twelve months.

In the opinion of our management, funds currently available will probably satisfy our working capital requirements up to March 2007. We will raise additional capital to continue our operations thereafter. We will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

Mr. Qiaolin Xu, our President, Director and Principal Financial Officer, and Mr. Wenjie Zhao, our Chief Technology Officer and Director, are currently each working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Qiaolin Xu and Mr. Wenjie Zhao will devote additional time. We currently have no other employees. We expect that we will not increase our number of employees during the next twelve months.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications (contained within this Form 10-QSB)
32.1	Section 1350 Certifications (contained within this Form 10-QSB)

* Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated March 24, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2006

SOTECH INC.

/s/ "Qiaolin Xu"
Qiaolin Xu
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
05/10/2006

/s/ "Wenjie Zhao" Wenjie Zhao Chief Technology Officer and a member of the Board of Directors 05/10/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Qiaolin Xu, President, Chief Executive Officer, Chief Financial Officer and director of Sotech Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of SOTECH INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 10, 2006
By:	/s/ "Qiaolin Xu" Qiaolin Xu President, CEO, CFO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Wenjie Zhao, Chief Technology Officer and director of Sotech Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of SOTECH INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 10, 2006
By:	/s/ "Wenjie Zhao" Wenjie Zhao Chief Technology Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Qiaolin Xu, President, Chief Executive Officer, Chief Financial Officer and Director of Sotech Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Sotech Inc.
By:	/s/ "Qiaolin Xu" Qiaolin Xu President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Sotech Inc. and will be retained by Sotech Inc. and furnished to the Securities and Exchange Commission or its staff upon request.