Form 10QSB
period 2006-06-30
Sotech Inc.
filed 2006-08-11
CIK 1353637

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Outstanding as of June 30, 2006: 3,500,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2006.

SOTECH INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

SOTECH INC.

(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)
		June 30,	December 31,
ASSETS		2006	2005
Current
Cash		$ -	$ 69,986
LIABILITIES
Current
Accounts payable and accrued liabilities		$ 3,681	$ 4,000
STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,500,000	common shares	3,500	3,500
Additional paid-in capital		66,500	66,500
Deficit accumulated during the development stage		(73,681)	(4,014)
		(3,681)	65,986
		$ -	$ 69,986

SOTECH INC.

(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2006 and
for the period February 2, 2005 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)
	Three months ended June 30, 2006	Six months ended June 30, 2006	February 2, 2005 (Date of Inception) to June 30, 2006
Administrative expenses
Bank charges and interest	$ 36	$ 80	$ 94
Professional fees	36,722	69,587	73,587
Net loss for the period	$ (36,758)	$ (69,667)	$ (73,681)
Basic and diluted loss per share	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding	3,500,000	3,500,000

SOTECH INC.

(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and
for the period February 2, 2005 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)
	Six months ended June 30, 2006	February 2, 2005 (Date of Inception) to June 30, 2006
Cash flows from Operating Activities
Net loss for the period	$ (69,667)	$ (73,681)
Change in non-cash working capital balances related to operations	(319)	3,681
Net cash used in operating activities	(69,986)	(70,000)
Cash flows from Financing Activity
Issuance of common shares	-	70,000
Net cash provided by financing activity	-	70,000
Decrease in cash during the period	(69,986)	-
Cash, beginning of period	69,986	-
Cash, end of period	$ -	$ -

SOTECH INC.

(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
for the period February 2, 2005 (Date of Inception) to June 30, 2006
(Stated in US Dollars)
(Unaudited)
	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number	Par Value
Common stock issued for cash - at $0.02	3,500,000	$ 3,500	$ 66,500	$ -	$ 70,000
Net loss for the period ended December 31, 2005	-	-	-	(4,014)	(4,014)
Balance, December 31, 2005	3,500,000	3,500	66,500	(4,014)	65,986
Net loss for the period ended June 30, 2006	-	-	-	(69,667)	(69,667)
Balance, June 30, 2006	3,500,000	$ 3,500	$ 66,500	$ (73,681)	$ (3,681)

SOTECH INC.

(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars)
(Unaudited)

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

Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 2 Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had a working capital deficiency of $3,681, had not yet achieved profitable operations, has accumulated losses of $73,681 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Item 2. Management's Discussion and Analysis or Plan of Operation

We were incorporated on February 2, 2005. Our common shares were approved to be quoted for trading by the OTCBB on August 7, 2006.

Since we are in the process of developing and marketing the China Shoppers software and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2005. Our accumulated deficit is $73,681 as of June 30, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

From March 1, 2006 to June 30, 2006

For the period from March 1, 2006 to June 30, 2006 we generated $Nil in revenue. Our operating activities during this period consisted primarily of improving and marketing our China Shoppers Internet website, http://www.china-shoppers.com.

Total operating expenses for the period from March 1, 2006 to June 30, 2006 were $36,758. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $36,722. Bank charges and other office charges for this period were $36.

PLAN OF OPERATION

Since we have not generated revenue and have only recently commenced construction of our China Shoppers Internet website, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period ended December 31, 2005. Our deficit is $73,681 as of the period ended on June 30, 2006. The discussion below provides an overview of our operations and discusses our plan of operation.

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

Liquidity and Capital Resources

At June 30, 2006, we had $NIL in cash. We anticipate that our total cash outflows will be approximately $50,000 for the next twelve months. This includes our estimated expenses as follows:

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

In the opinion of our management, we will obtain additional funding by borrowing from our directors and officers and through a private placement. Our directors and officers have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when the Company requires additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

Dated: August 11, 2006

SOTECH INC.

/s/ "Qiaolin Xu"
Qiaolin Xu
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
08/11/2006

/s/ "Wenjie Zhao" Wenjie Zhao Chief Technology Officer and a member of the Board of Directors 08/11/2006

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

Date: August 11, 2006

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

Date: August 11, 2006

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