Form 10QSB
period 2006-09-30
Sotech Inc.
filed 2006-11-20
CIK 1353637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494
______________

SOTECH, INC.
(Exact name of small business issuer as specified in its charter)
______________

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 East Main Street, Ashland, Oregon	97520
(Address of principal executive offices)	(Zip Code)

(541) 890-3481
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2006: 3,500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

SOTECH INC.

(A Development Stage Company)

September 30, 2006
(Stated in US Dollars)
( Unaudited )

SOTECH INC.

(A Development Stage Company)
September 30, 2006 and December 31, 2005
(Stated in US Dollars)
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$-	$69,986

TOTAL ASSETS	$-	$69,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,704	$4,000

TOTAL CURRENT LIABILITIES	3,704	4,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(73,704)	(4,014)
Total Stockholders’ Deficiency	(3,704)	65,986

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$69,986

SOTECH INC.

(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006, 2005 and
the Period February 2, 2005 (Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	For the Three Months end September30,	For the Three Months end September30,	For the Nine Months end September30,	For the Nine Months end September30,	For The Period From February 2, 2005 (Inception) to September 30,
	2006	2005	2006	2005	2006
OPERATING EXPENSES
Bank charges and interest	$-	$12	$80	$12	$94
Professional fees	23	-	69,610	-	73,610

TOTAL EXPENSES	23	12	69,690	12	73,704

Provision for income taxes	-	-	-	-	-

NET LOSS	$(23)	$(12)	$(69,690)	$(12)	$(73,704)

Net loss per share - basic and diluted	$(0.00)	(0.00)	$(0.02)	(0.00)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000	3,500,000

SOTECH INC.

(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDER DEFICIENCY
For the Period February 2, 2005 (Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to for cash at $.02	3,500,000	$3,500.00	$66,500	$-	$70,000

Net loss for the period from February 2, 2005 (inception) to December 31, 2005	-	-	-	(4,014)	(4,014)
.
Balance, December 31, 2005	3,500,000	3,500	66,500	(4,014)	65,986

Net loss, for the nine months ended September 30, 2006	-	-	-	(69,690)	(69,690)

BALANCE, September 30, 2006	3,500,000	$3,500	$66,500	$(73,704)	$(3,704)

SOTECH INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended September 30, 2006, 2005 and
the Period February 2, 2005 (Inception) to September 30, 2006
(Stated in US Dollars)
(Unaudited)

	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,	For The Period From February 2, 2005 (Inception) To September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,690)	$(12)	$(73,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses
Due to related party	-	82	-
Accounts payable and accrued expenses	(296)	-	3,704
Net Cash Used In Operating Activities	(69,986)	70	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	70,000
Net Cash Provided By Financing Activities	-	-	70,000

NET INCREASE (DECREASE) IN CASH	(69,986)	70	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,986	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$70	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

SOTECH INC.

(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Stated in US Dollars)
( Unaudited )

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 2   Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had a working capital deficiency of $3,704, had not yet achieved profitable operations, has accumulated losses of $73,704 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview

We were incorporated on February 2, 2005. Our common shares were approved to be quoted for trading by the OTCBB on August 7, 2006. We are a developmental stage company that has been implementing its business plan to develop and market the China Shoppers software and have not generated any revenues. Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2005. Our accumulated deficit is $73,704 as of September 30, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

From our incorporation on February 2, 2005, we have been a start-up company that has no revenue. Our former Chief Technology Officer and one of our former directors, Wenjie Zhao, together with the other director of the Company began the research of our price comparison software program and website in 2003 before he founded our company. Prior to his resignation, he completed a beta version of our price comparison software that will form the basis of our price comparison software program. We acquired all related technologies from Mr. Wenjie Zhao.

We believe that the primary source of revenue for our business model would be the sale of our proposed China Shoppers software program at retail prices to Internet storeowners who wish to maximize their customers' visibility to Internet users and at wholesale prices to web page developers, who wish to resell our software to their Internet storeowner clients. Our goal was to negotiate with each of our future customer groups individually and we will charge our future customer groups, depending on the size of the user group. Currently, we do not have any customers and the price comparison software program is not yet fully developed.

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2006 we may have to limit our operations to an extent not presently determinable by management. Gabriela Aragon, our sole officer and director has agreed that she will cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Ms. Aragon, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Capital Resources and Liquidity.

As of September 30, 2006, we had $0 in cash. Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

Critical Accounting Policies

Sotech’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sotech views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sotech’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

 Item 5.     Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On November 2, 2006 we filed an 8k based on a change in control.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Gabriela Aragon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Gabriela Aragon pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOTECH, INC.

By: /s/Gabriela Aragon
Gabriela Aragon
President,
Chief Executive Officer

November 20, 2006