Form 10KSB
period 2006-12-31
Qnective, Inc.
filed 2007-04-17
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-50494

QNECTIVE, INC.(formerly Sotech Inc.)
(Name of small business issuer in its charter)

Nevada                                                      57-1094726
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)

3702 South Virginia Street
Suite G12 - 401
Reno, Nevada  89502
(Address of principal executive offices)

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                     Name of each exchange on which
to be so registered                                                           each class is to be registered

None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                               No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                      No      X

State issuer’s revenues for its most recent fiscal year:         Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$nil  based on the last sale’s price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

57,750,000 shares of common stock as at March 20, 2007

TABLE OF CONTENTS

                                                                                                                                                              Page

ITEM 1: DESCRIPTION OF BUSINESS

4

ITEM 2:  DESCRIPTION OF PROPERTY

8

ITEM 3:  LEGAL PROCEEDINGS

8

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

8

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

8

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7:  FINANCIAL STATEMENTS

12

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

21

ITEM 8A:  CONTROLS AND PROCEDURES

21

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

22

ITEM 10:  EXECUTIVE COMPENSATION

23

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

24

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

ITEM 13:  EXHIBITS AND REPORTS

25

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

25

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General

Qnective, Inc. (formerly Sotech, Inc.) ("Qnective") was incorporated in Nevada as a development stage company on February 2, 2005 with a mission to create and market our price comparison software, the China Shoppers software product  Since its inception, the Company’s intention was to market the software program at retail prices to Internet storeowners who wish to maximize their customer’s visibility to Internet users and at wholesale prices to web page developers, who wish to resell our software to their Internet storeowner clients. Our Board of Directors recently determined that our business was not as successful as hoped and sought other business opportunities.

On February 12, 2007, Qnective, Inc. (formerly Sotech, Inc.), a Nevada corporation (“Qnective”, the “Company”, “we”, or “us”) and MobilMedia Holdings AG (“MobilMedia”), an information technology company registered under the laws of Switzerland, entered into a Shareholder Agreement pursuant to which, Qnective and MobilMedia will  create a Joint Venture in order to further the development of MobilMedia’s community messaging technology product.

Commencing in March 2007, the Company embarked on an aggressive transition from a company developing price comparison software into a Company that will develop and market a technology platform that makes community networking seamless, convenient and inexpensive.

Accordingly, the Company changed its name to Qnective, Inc. on February 28, 2007 and received a new trading symbol, QNTV.

Development of the Qnective Community Messaging System

The assets that MobilMedia transferred to the joint venture include: know how, received trademarks, patent applications (if any), Intellectual Property rights and source codes for the community messaging software, Intellectual Property and source codes for the web server and portal, all marketing and promotional equipment and all blueprints and architectural designs of the community messaging platform.   These assets are to be used to provide mobile and Internet users with an integrated community messaging service accessible from any place mobile service or Internet connectivity is available.

We have agreed to provide working capital to help develop these assets to what we hope will be a commercial product.  Our system is based on a technology platform that will facilitate communication, social networking and commerce by allowing users to access the Qnective environment from mobile and IP networks.

Products

Qnective provides mobile and Internet users with an integrated community messaging service accessible from any place mobile service and/or Internet connectivity is available.  The service provided encompasses a suite of communication tools proven to resonate with consumers.  These include inexpensive mobile SMS and MMS services as well as mobile and Internet access to a virtual word that includes extensive social networking and e-commerce functionality via a sophisticated and engaging user experience.

Qnective will provide these services using a technology platform that will unify several major communication and cultural trends into three distinct yet mutually reinforcing ways:

  A messaging and communication service that unifies IP and mobile networks and provided at a cost that radically undercuts the market for text and multi-media messaging (SMS and MMS service);

  Access to a virtual environment that hosts users/subsribers within a self-contained world wherein they can engage in a variety of online pursuits ranging from simple social interactions to quasi-immersive living using photo-realistic, two dimensional avatars; and

  Value-added services layered on the first two components of the Qnective experience such as advertiser sponsored virtual environments, contests and e-commerce outlets for a variety of activities.

The Company’s platform is based on a proprietary technology that permits users to access the Qnective environment from mobile and IP networks for no usage fees beyond those charged by the carrier or Internet access provider.

Qnective’s primary competitive advantage lies in its technology that consolidates three of the most striking recent communications and cultural trends in the past three years:

  Web 2.0 – The development of services and networks using the Internet as a platform for service delivery;

  The 3-D Web – a virtual world allowing businesses to advertise, test products and gain market intelligence; and

  SMS/MMS growth – the global growth of texting has been significant over the past five years.

Market

The mobile industry has continued to grow at a very rapid pace.  Along with this growth, the demand for more wireless services delivered using existing mobile technology networks as a delivery mechanism for a variety of services.  Along with the continued evolvement of information technology, the industry has seen the birth of social networking over the Internet where subscriber based websites act as an electronic medium for people from all over the world to meet online for a multitude of reasons, whether it is purely social in nature or to conduct business.

Marketing Strategy

Leveraging promotional impact of the combination of mobile and online access, the Company will launch an Internet-based viral marketing campaign previewing the Qnective virtual world’s features while inviting users to text and send multi-media using Qnective’s service called Qporter.  Based on recent precedents wherein social networking and virtual communities, there is sufficient movement to expect a high return for minimal investment.

Competition

Social networking and virtual communities have grown tremendously in popularity over the past few years.  While each of the following are known competitors in various aspects in our target market, to our knowledge, none offer the ability to communicate and participate in these activities by using either Mobile technology (ie: cellular telephones) and/or Internet access from a desktop or laptop.  Some of these competitors are: Skype, MySpace, Second Life, Friendster and Facebook.

Government Regulation

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

  sales and other taxes;

  user privacy;

  pricing controls;

  characteristics and quality of products and services;

  consumer protection;

  libel and defamation;

  copyright, trademark and patent infringement; and

  other claims based on the nature and content of Internet materials.

These new laws may impact our ability to market and sell the Qnective community messaging environment in accordance with our business plan.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We have no full-time employees and one part-time employee. Our part-time employee is Mr. Joe Hicks, our President, Chief Executive Officer and director.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2:  DESCRIPTION OF PROPERTY

We currently maintain an executive office, 3702 South Virginia Street, Suite G12 – 401,Reno, Nevada  89502.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol QNTV.   However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have 34 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006, and expenses for the periods ended December 31, 2006, and 2005, and cumulative from inception.  Actual results could differ from those estimates made by management.

Plan of Operation

Qnective, Inc. (formerly Sotech, Inc.) ("Qnective") was incorporated in Nevada as a development stage company on February 2, 2005 with a mission to create and market our price comparison software, the China Shoppers software product  Since its inception, the Company’s intention was to market the software program at retail prices to Internet storeowners who wish to maximize their customer’s visibility to Internet users and at wholesale prices to web page developers, who wish to resell our software to their Internet storeowner clients. Our Board of Directors recently determined that our business was not as successful as hoped and sought other business opportunities.

On February 12, 2007, Qnectivce, Inc. (formerly Sotech Inc.), a Nevada corporation (“Qnective”, the “Company”, “we”, or “us”) and MobilMedia Holdings AG (“MobilMedia”), an information technology company registered under the laws of Switzerland, entered into a Shareholder Agreement pursuant to which, Qnective and MobilMedia will  create a Joint Venture in order to further the development of MobilMedia’s community messaging technology product

Commencing in March 2007, the Company embarked on an aggressive transition from a company developing price comparison software into a Company that will develop and market a technology platform that makes community networking seamless, convenient and inexpensive.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2006. Our accumulated deficit is $76,254 as of December 31, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

During the next 12 months, the Company will focus on building a critical mass of subscribers while developing advertising relationships to reduce equity requirements while leveraging the brand association.  These advertising relationships will be a function of extensive industry contacts as well as the perceived value of the marketing benefit of pervasive access combined with social networking and a highly attractive user interface.

During the 24 months following that, the Company will be devoted to supporting additional users as well as supporting the growing demand for additional services such as e-commerce, expanded mobile functionality, and greater reach as refining the advertising model to reflect on-line advertising trends.

Our expenditures for the next 12 months are expected to include:

Research and development:

         $   687,850

Employment costs

         $   725,000

Legal and accounting

         $   275,000

Travel

         $   187,200

Marketing

         $   565,500

Working capital

         $     50,000

Total

         $2,490.550

We expect to fund our expected expenditures from financings conducted either privately or through the public market. We cannot be sure that we will be successful at raising funds are we require them. If we cannot raise a total of $2,500,000, we will be in breach of our agreement with MobileMedia. We cannot be sure what the terms of any successful capital raising will include, and the directors will have to consider market conditions when negotiating with potential brokers or investors. There are no current agreements in place for the raising of additional capital.

While the Company does not have a history of generating revenues, it believes that through its interest in Qporter, if its products are successful, it will have an opportunity to realize a potentially significant revenue stream through the marketing of its mobile and Internet community messaging services.

Capital Resources and Liquidity.

As of December 31, 2006, we had $0 in cash.  As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and the implementation of our business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our new business plan. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Results of Operations for Fiscal Year Ended December 31, 2006

From inception we have been a development stage company focused on the development of our China Shoppers software.  In February 2007, we curtailed these operations to focus our efforts on our newly formed joint venture company Qporter, Inc., and have not earned any revenues from our incorporation on February 2, 2005 to December 31, 2006

We incurred operating expenses in the amount of $72,240 for the fiscal year ended December 31, 2006. These operating expenses were comprised of advertising of $3,350, consulting of $8,000 and professional fees $60,749.

We have not attained profitable operations, have no cash resources, and are dependent upon obtaining financing to pursue activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

QNECTIVE, INC. (formerly Sotech Inc.)
 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Report of Independent Registered Public Accounting Firm – Telford Sadovnick P.L.L.C.

13

Report of Independent Registered Public Accounting Firm – Amisano Hanson

14

Financial Statements-

  Balance Sheet as of December 31, 2006 and 2005

15

  Statements of Operations for the year ended December 31, 2006, and period ended

December 31, 2005 and cumulative from February 2 (Inception) to

December 31, 2006

16

  Statement of Stockholders’ Deficiency for the period February 2 (Inception) to

December 31, 2006

17

  Statements of Cash Flows for the year ended December 31, 2006, and period ended

December 31, 2005, and cumulative from February 2 (Inception) to

December 31, 2006

18

  Notes to Financial Statements December 31, 2006 and 2005

  19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Qnective, Inc. (formerly Sotech Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Qnective, Inc. (formerly Sotech Inc.) (a Development Stage Company) (the “Company”) as at December 31, 2006, the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and the related statements of operations, cash flows and stockholders’ equity for the period from February 2, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qnective, Inc. (formerly Sotech Inc.) (a Development Stage Company) as at December 31, 2006 and the results of its operations and its cash flows for the year then ended and the results of its operations and its cash flows for the period from February 2, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

April 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Sotech Inc.

(A Development Stage Company):

We have audited the accompanying balance sheet of Sotech Inc. (A Development Stage Company) as of December 31, 2005 and the related statements of operations, cash flows and stockholders’ equity for the period from February 2, 2005 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sotech Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period February 2, 2005 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada

      “AMISANO HANSON”

February 6, 2006

  Chartered Accountants

750 West Pender Street, Suite 604

            Telephone: 604-689-0188

Vancouver, Canada

             Facsimile: 604-689-9773

V6C 2T7

       E-MAIL: amishan@telus.net

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2006 and 2005
(Stated in US Dollars)

	2006	2005
ASSETS

CURRENT ASSETS
Cash	$-	$69,986

TOTAL ASSETS	$-	$69,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,254	$4,000

TOTAL CURRENT LIABILITIES	6,254	4,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 57,750,000 shares authorized, 3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	66,500	66,500
Accumulated deficit during development stage	(76,254)	(4,014)
Total Stockholders’ Deficiency	(6,254)	65,986

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$69,986

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the year ended December 31, 2006, the period February 2, 2005 (Inception)
December 31, 2005 and the period February 2, 2005 (Inception) to December 31, 2006
(Stated in US Dollars)

			For The Period From February 2, 2005 (Inception) to December 31,
	2006	2005	2006
OPERATING EXPENSES
Advertising	$3,350	$-	$3,350
Bank charges and interest	81	14	95
Consulting	8,000	-	8,000
Transfer agent fees	60	-	60
Professional fees	60,749	4,000	64,749

TOTAL EXPENSES	72,240	4,014	76,254

Provision for income taxes	-	-	-

NET LOSS	$(72,240)	$(4,014)	$(76,254)

Net loss per share - basic and diluted	$(0.02)	$(0.13)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	3,500,000	31,627	3,500,000

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDER DEFICIENCY
For the Period February 2, 2005 (Inception) to December 31, 2006
(Stated in US Dollars)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued to for cash at $.02	3,500,000	$3,500.00	$66,500	$-	$70,000

Net loss for the period from February 2, 2005 (inception) to December 31, 2005	-	-	-	(4,014)	(4,014)
.
Balance, December 31, 2005	3,500,000	3,500	66,500	(4,014)	65,986

Net loss, for the year ended December 31, 2006	-	-	-	(72,240)	(72,240)

BALANCE, December 31, 2006	3,500,000	$3,500	$66,500	$(76,254)	$(6,254)

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2006, the period February 2, 2005 (Inception)
December 31, 2005 and the period February 2, 2005 (Inception) to December 31, 2006
(Stated in US Dollars)

			For The Period From February 2, 2005 (Inception) To December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,240)	$(4,014)	$(76,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses
Accounts payable and accrued expenses	2,254	4,000	6,193
Net Cash Used In Operating Activities	(69,986)	(14)	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	70,000	70,000
Net Cash Provided By Financing Activities	-	-	70,000

NET INCREASE (DECREASE) IN CASH	(69,986)	69,986	-

CASH AT BEGINNING OF PERIOD	69,986	-	-

CASH AT END OF PERIOD	$-	$69,986	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-

Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Note 1 Nature of Operations

The Company is a development stage company that was incorporated in the State of Nevada, United States of America on February 2, 2005. The Company intends to develop an Internet website to provide online shopping in China.

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had a working capital deficiency of $6,254, had not yet achieved profitable operations, has accumulated losses of $76,254 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3 Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Statements of Financial Accounting Standards ("SFAS") No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as development stage.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i.

monetary items at the rate prevailing at the balance sheet date;

ii.

non-monetary items at the historical exchange rate;

iii.

revenue and expenses at the average rate in effect during the applicable accounting period.

Income Taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with FAS No. 128, "Earnings Per Share', the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

Revenue Recognition

Revenue from the sale of minerals is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder’s Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Recent Accounting Pronouncements (continued)

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.  The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

QNECTIVE, INC.

(formerly Sotech, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Recent Accounting Pronouncements (continued)

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period.  It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality.  It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing.  In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance.  The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.”  This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.”  FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control.  It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it.  The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006.  Retrospective application of FIN No. 46R was permitted but not required.  The Company adopted this FSP prospectively.  Application of this FSP has not had a material impact on the 2006 consolidated financial statements.  The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Note 4 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2006	2005

Computed expected (benefit of) income taxes	$ (10,836)	$ (602)

Increase in valuation allowance	10,836	602

	$ -	$ -
	2006	2005
	(Cumulative)
Operating loss carry forward	$ 76,254	$ 4,014

Statutory tax rate	15%	15%

Deferred income tax asset	11,438	602

Valuation allowance	(11,438)	(602)
	$ -	$ -

Significant components of the Company’s deferred income tax assets are as follows:

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 5 Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2006 the Company has net operating loss carry forwards, which expire commencing in 2025, totaling approximately $76,254. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Related Party Transactions

During the period February 2, 2005 (Date of Inception) to December 31, 2006, the Company issued 2,000,000 shares of common stock at $0.02 per share for total proceeds of $40,000 to former directors of the Company.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

Note 7 Subsequent Events

Subsequent to December 31, 2006 the Company  entered into a Shareholder Agreement with MobilMedia Holdings AG (“MobilMedia”), an information technology company registered under the laws of Switzerland, pursuant to which, the Company and MobilMedia will  create a Joint Venture in order to further the development of MobilMedia’s community messaging technology product.

Subsequent to December 31, 2006 the Company changed its name to Qnective, Inc. and received a new trading symbol, QNTV.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 19, 2007, Amisano Hanson, Chartered Accountants’ engagement as the Registrant’s principal independent accountants was mutually terminated.  Such termination was recommended and approved by the Registrant’s Board of Directors.

The reports of Amisano Hanson, Chartered Accountants on the financial statements for the period ended December 31, 2005 contained no adverse opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  In addition, during the Registrant’s fiscal period ended December 31, 2005 and through February 6, 2006 there were no disagreements with Amisano Hanson, Chartered Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, with disagreements, if not resolved to the satisfaction of Amisano Hanson, Chartered Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  None of the reportable events set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s fiscal period ended December 31, 2005 nor through February 6, 2006.

We engaged Telford Sadovnick, P.L.L.C., Certified Public Accountants as our new independent accountant on March 19, 2007. We did not consult with Telford Sadovnick, P.L.L.C., Certified Public Accountants prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it any other similar matter.  The decision to retain Telford Sadovnick, P.L.L.C., Certified Public Accountants was recommended and approved by the Registrant’s Board of Directors.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Joe Hicks.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors:

Director
Joe Hicks

Executive Officers:

Officer
Joe Hicks, President, CEO and CFO

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past six years.

JOE HICKS was elected to our board of directors in December 2006.

Mr. Hicks is president and founder of Cypress Mortgage, LLC and Cypress Financial located in Salt Lake City, Utah. He has built Cypress Mortgage up to a respectable mortgage company in the Salt Lake community working with Realtors, Developers, Builders, Financial Planners, Attorney’s, CPA’s and other professionals to grow a viable network.  Besides Utah, Cypress Mortgage also does business in numerous states nationwide.

Mr. Hicks graduated from Boise State University with a BBA degree in Management in 1986 while on an athletic scholarship. Mr. Hicks has worked for several different companies in management capacities before venturing out on his own. Mr. Hicks has used his experience and drive to succeed in the business world and continues to strive for excellence while building Cypress Financial.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                   Number     Transactions     Known Failures
                                                                   Of  late      Not Timely             To File a
Name and principal position                      Reports          Reported        Required Form
Joe Hicks                                                         0                 0                       0
(President, Chief Executive Officer and Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2006.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Joe Hicks	President	2006	$0	0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at Mach 20, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Capella IV LLC	33,000,000	57.14%
Common stock	All officers and directors as a group that consists of one person	-	-%

The percent of class is based on 57,750,000 shares of common stock issued and outstanding as of the date of this report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number     Description

 23.1         Auditors Consent
 31.1         Certification pursuant to Rule 13a-14(a) under the
                 Securities Exchange Act of 1934
 31.2         Certification pursuant to Rule 13a-14(a) under the
                 Securities Exchange Act of 1934
 32.1         Certification pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002
 32.2         Certification pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former principal accountant Amisano Hanson, Chartered Accountants rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                      Fiscal year ended

  Fiscal year ended
                                      December 31, 2006     December 31, 2006
Audit fees                                    •                              •
Audit-related fees                        •                              •
Tax fees                                    Nil                            Nil
All other fees                             Nil                            Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By        /s/ Joe Hicks
            Joe Hicks
            President, Chief Executive Officer & Director
            Date:

31