Form 10KSB/A
period 2006-12-31
Qnective, Inc.
filed 2007-05-04
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Common Stock
(Title of Class)

Explanatory Note

This Form 10-KSB filed on April 17, 2007 is amended to include exhibits 31.1, 31.2, 32.1 and 32.2 that were omitted from the original filing.

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