Form 10QSB
period 2007-03-31
Qnective, Inc.
filed 2007-05-17
CIK 1353637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494

______________

QNECTIVE, INC.(formerly Sotech Inc.)

(Exact name of small business issuer as specified in its charter)

______________

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3702 South Virginia Street, Suite G12 – 401 Reno, Nevada	89502
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [   ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  [   ]  No ✓ (One needs to be filled in??)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2007: 4,125,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [   ]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

QNECTIVE, INC.

(formerly Sotech Inc.)
 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2007

Financial Statements-
Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	4
Statements of Operations for the three months ended March 31, 2007 and 2006 and cumulative from February 2, 2005 (Inception) to March 31, 2007 (unaudited)	5
Statement of Stockholders’ Equity (Deficiency) for the period February 2, 2005 (Inception) to March 31, 2007 (unaudited)	6
Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and cumulative from February 2, 2005 (Inception) to March 31, 2007 (unaudited)	7
Notes to Financial Statements March 31, 2007 (unaudited)	8

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
BALANCE SHEET
March 31, 207 and December 31, 2006
(Stated in US Dollars)

	March 31,	December 31,
	2007 (unaudited)	2006
ASSETS

Investment in Joint Venture	$1,116,098	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,254	$6,254

TOTAL CURRENT LIABILITIES	6,254	6,254

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 57,750,000 shares authorized, 4,125,000 (3,500,000) shares issued and outstanding	4,125	3,500
Additional paid in capital	1,315,875	66,500
Accumulated deficit during development stage	(210,156)	(76,254)
Total Stockholders’ Equity (Deficiency)	1,109,844	(6,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,116,098	$-

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
and the period February 2, 2005 (Inception) to March 31, 2007
(Stated in US Dollars)
(unaudited)

	March 31,	March 31,	For The Period From February 2, 2005 (Inception) to March 31,
	2007	2006	2007
OPERATING EXPENSES
Advertising	$-	$-	$3,350
Bank charges and interest	-	44	95
Consulting	-	-	8,000
Transfer agent fees	-	-	60
Professional fees	-	32,865	64,749

TOTAL EXPENSES	-	32,909	76,254

Loss from Qporter Inc. – 50% interest in a joint venture	(133,902)	-	(133,902)

NET LOSS	$(133,902)	$(32,909)	$(210,156)

Net loss per share - basic and diluted	$(0.04)	$(0.01)	$

Weighted average number of shares outstanding during the period - basic and diluted	3,580,479	3,500,000

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDER EQUITY (DEFICIENCY)
For the Period February 2, 2005 (Inception) to March 31, 2007
(Stated in US Dollars)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $.02	3,500,000	$3,500	$66,500	$-	$70,000

Net loss for the period from February 2, 2005 (inception) to December 31, 2005	-	-	-	(4,014)	(4,014)
.
Balance, December 31, 2005	3,500,000	3,500	66,500	(4,014)	65,986

Net loss, for the year ended December 31, 2006	-	-	-	(72,240)	(72,240)

Balance, December 31, 2006	3,500,000	$3,500	$66,500	$(76,254)	$(6,254)

Common stock issued for cash at $2.00	625,000	625	1,249,375	-	1,250,000

Net loss, for the three months ended March 31, 2007	-	-	-	(133,902)	(133,902)

BALANCE, March 31, 2007	4,125,000	4,125	1,315,875	(210,156)	1,109,844

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
and the period February 2, 2005 (Inception) to March 31, 2007
(Stated in US Dollars)
(unaudited)

	March 31,	March 31,	For The Period From February 2, 2005 (Inception) To March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,902)	$(32,909)	$(210,156
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses
Accounts payable and accrued expenses		18,865	6,254
Net Cash Used In Operating Activities	(133,902)	(14,044)	(203,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(1,116,098)	-	(1,116,098)
Net Cash Used in Investing Activities	(1,116,098)	-	(1,116,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,250,000	-	1,320,000
Net Cash Provided By Financing Activities	1,250,000	-	1,320,000

NET INCREASE (DECREASE) IN CASH	-	(14,044)	-

CASH AT BEGINNING OF PERIOD	-	69,968	-

CASH AT END OF PERIOD	$-	$55,942	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(unaudited)

Note 1 Nature of Operations

The Company is a development stage company that was incorporated in the State of Nevada, United States of America on February 2, 2005.

On February 12, 2007, the Company and MobilMedia Holdings AG (“MobilMedia”), an information technology company registered under the laws of Switzerland, entered into a Shareholder Agreement pursuant to which, the Company and MobilMedia created a Joint Venture in order to further the development of MobilMedia’s community messaging technology product.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2006.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2006, has been omitted.  The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had a working capital deficiency of $6,254, had not yet achieved profitable operations, has accumulated losses of $210,156 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

March 31, 2007

(Stated in US Dollars)

(unaudited)

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

Basic and Diluted Loss Per Share

In accordance with FAS No. 128, "Earnings Per Share', the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(unaudited)

Revenue Recognition

Revenue from the sale of products is recognized when the risks and rewards of ownership pass to the purchaser, including delivery of the product the selling price is fixed or determinable and collectibility is reasonably assured. Settlement adjustments, if any, are reflected in revenue when the amounts are known.

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

Note 4 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	Three months
	ended March 31,	Year ended
	2007	2006

Computed expected (benefit of) income taxes	$ (-)	$ (10,836)

Increase in valuation allowance	-	10,836

	$ -	$ -

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
	(Cumulative)	(Cumulative)
Operating loss carry forward	$ 210,156	$ 76,254
Loss from Qporter Inc. – 50% interest in joint venture	133,902	-
	76,254	76,254

Statutory tax rate	15%	15%

Deferred income tax asset	11,438	11,438

Valuation allowance	(11,438)	(11,438)
	$ -	$ -

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(unaudited)

Note 4 Deferred Tax Assets (continued)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 5 Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2006 the Company has net operating loss carry forwards, which expire commencing in 2026, totaling approximately $76,254. The potential benefit of these losses, if any, has not been recorded in the financial statements.

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

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2006. Our accumulated deficit is $210,156 as of March 31, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

On February 12, 2007, Qnective, Inc. (formerly Sotech, Inc.), a Nevada corporation (“Qnective”, the “Company”, “we”, or “us”) and MobilMedia Holdings AG (“MobilMedia”), an information technology company registered under the laws of Switzerland, entered into a Shareholder Agreement pursuant to which, Qnective and MobilMedia created a Joint Venture in order to further the development of MobilMedia’s community messaging technology product.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2007 we may have to limit our operations to an extent not presently determinable by management. Joe Hicks, our sole officer and director has agreed that he will cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Hicks, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

During the period the company issued 625,000 shares at $2.00 per share to a non-related party.  The funds were used to acquire a 50% interest in a joint venture Qporter Inc. The company may need to raise additional funds through debt or equity offerings. Without this additional cash we will be unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we cannot raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Capital Resources and Liquidity.

As of March 31, 2007, we had $0 in cash. Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

 Item 5.

Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On April 1, 2007 we filed an 8K based on the creation of a joint venture.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Joe Hicks pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Hicks pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SOTECH, INC.

By: /s/Joe Hicks

Joe Hicks

President,

Chief Financial Officer

May 15, 2007