Form 10QSB
period 2007-06-30
Qnective, Inc.
filed 2007-08-14
CIK 1353637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes o  No x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  x No o

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2007: 4,150,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes o No x

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

QNECTIVE, INC.

(formerly Sotech Inc.)
 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2007

Financial Statements-

Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006

Statements of Operations for the three and six months ended June 30, 2007 and 2006 and cumulative from February 2, 2005 (Inception) to June 30, 2007 (unaudited)

3

Statement of Stockholders’ Equity (Deficiency) for the period February 2, 2005 (Inception) to

June 30, 2007 (unaudited)

4

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and cumulative from February 2, 2005 (Inception) to June 30, 2007 (unaudited)

5

Notes to Financial Statements June 30, 2007 (unaudited)

8

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
BALANCE SHEET
June 30, 2007 and December 31, 2006
(Stated in US Dollars)

	June 30,	December 31,
	2007 (unaudited)	2006
ASSETS

Investment in Joint Venture	$910,859	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,000	$6,254
Due to stockholder	11,254	-

TOTAL CURRENT LIABILITIES	12,254	6,254

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 57,750,000 shares authorized, 4,125,000 (3,500,000) shares issued and outstanding	4,125	3,500
Additional paid in capital	1,315,875	66,500
Accumulated deficit during development stage	(421,395)	(76,254)
Total Stockholders’ Equity (Deficiency)	898,605	(6,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$910,859	$-

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2007 and 2006
and the period February 2, 2005 (Inception) to June 30, 2007
(Stated in US Dollars)
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	For The Period From February 2, 2005 (Inception) to June 30,
	2007	2006	2007	2006	2007
OPERATING EXPENSES
Advertising	$-	$-	$-	$-	$3,350
Bank charges and interest	-	36	-	80	95
Consulting	-	-	-	-	8,000
Transfer agent fees	-	-	-	-	60
Professional fees	6,000	36,722	6,000	69,587	70,749

TOTAL EXPENSES	6,000	36,758	6,000	69,667	82,254

Loss from Qporter Inc. – 50% interest in a joint venture	(205,239)	-	(339,141)	-	(339,141)

NET LOSS	$(211,239)	$(36,758)	$(345,141)	$(69,667)	$(421,395)

Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.01)	$

Weighted average number of shares outstanding during the period - basic and diluted	4,125,000	3,500,000	3,869,475	3,500,000

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDER EQUITY (DEFICIENCY)
For the Period February 2, 2005 (Inception) to June 30, 2007
(Stated in US Dollars)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $.02	3,500,000	$3,500	$66,500	$-	$70,000

Net loss for the period from February 2, 2005 (inception) to December 31, 2005	-	-	-	(4,014)	(4,014)
.
Balance, December 31, 2005	3,500,000	3,500	66,500	(4,014)	65,986

Net loss, for the year ended December 31, 2006	-	-	-	(72,240)	(72,240)

Balance, December 31, 2006	3,500,000	$3,500	$66,500	$(76,254)	$(6,254)

Common stock issued for cash at $2.00	625,000	625	1,249,375	-	1,250,000

Net loss, for the six months ended June 30, 2007	-	-	-	(345,141)	(345,141)

BALANCE, June 30, 2007	4,125,000	4,125	1,315,875	(421,395)	898,605

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006
and the period February 2, 2005 (Inception) to June 30, 2007
(Stated in US Dollars)
(unaudited)

	June 30,	June 30,	For The Period From February 2, 2005 (Inception) To June,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(345,141)	$(69,667)	$(421,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses
Accounts payable and accrued expenses	(5,254)	(319)	1,000
Net Cash Used In Operating Activities	(350,395)	(69,986)	(420,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture (net)	(910,859)	-	(910,859)
Net Cash Used in Investing Activities	(910,859)	-	(910,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	11,254	-	11,254
Proceeds from issuance of common stock	1,250,000	-	1,320,000
Net Cash Provided By Financing Activities	1,250,000	-	1,320,000

NET INCREASE (DECREASE) IN CASH	-	(69,986)	-

CASH AT BEGINNING OF PERIOD	-	69,986	-

CASH AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

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

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had a working capital deficiency of $12,254, had not yet achieved profitable operations, has accumulated losses of $421,395 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six month period ended June 30 , 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

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

Basic and Diluted Loss Per Share

In accordance with FAS No. 128, "Earnings Per Share', the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  This statement expands the standards under FAS 157, Fair Value Measurement, to provide entities the one-time election (Fair Value Option of FVO) to measure financial instruments and certain other items at fair value.  FAS 159 also amends Statement No. 115 (FAS 115) to require the presentation of investments in available-for-sale securities and trading securities:

(a)

in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or

(b)

in two separate line items to display the fair value and no-fair-value carrying amounts.

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

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(unaudited)

Recent Accounting Pronouncements (continued)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

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

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(unaudited)

Recent Accounting Pronouncements (continued)

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

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(unaudited)

Note 4 Contingent Liabilities

The Company has agreed to invest up to an additional $1,250,000 in the joint venture.  The additional funds will be made available within 45 days of the product securing at least $250,000 in commercial contracts from unaffiliated third party customers or secured 3,000 new subscribers and the product has successfully exited the BETA stage of its development cycle.

Note 5 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	Six months
	ended June 30,	Year ended
	2007	2006

Computed expected (benefit of) income taxes	$ (131,836)	$ (10,836)

Increase in valuation allowance	131,836	10,836

	$ -	$ -

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
	(Cumulative)	(Cumulative)
Operating loss carry forward	$ 421,395	$ 76,254

Statutory tax rate	34%	15%

Deferred income tax asset	143,274	11,438

Valuation allowance	(143,274)	(11,438)
	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

Note 6 Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At June 30, 2007 the Company has net operating loss carry forwards, which expire commencing in 2026, totaling approximately $421,395. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview

Qnective, Inc. (formerly Sotech, Inc.) ("Qnective") was incorporated in Nevada as a development stage company on February 2, 2005 with a mission to create and market our price comparison software, the China Shoppers software product.  Since its inception, the Company’s intention was to market the software program at retail prices to Internet storeowners who wish to maximize their customer’s visibility to Internet users and at wholesale prices to web page developers, who wish to resell our software to their Internet storeowner clients. Our Board of Directors recently determined that our business was not as successful as hoped and sought other business opportunities.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2006. Our accumulated deficit is $421,395 as of June 30, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2007 we may have to limit our operations to an extent not presently determinable by management. Joe Hicks, our sole officer and director has agreed that she will cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Hicks, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

Capital Resources and Liquidity.

As of June 30, 2007, we had $0 in cash. Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.

      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

August 14, 2007