Form 10QSB
period 2007-09-30
Qnective, Inc.
filed 2007-11-13
CIK 1353637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  x No o

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 26, 2007: 57,750,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes o No x

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

QNECTIVE, INC.

(formerly Sotech Inc.)
 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Financial Statements-

Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	4
Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and cumulative from February 2, 2005 (Inception) to September 30, 2007 (unaudited)	5
Statement of Stockholders’ Equity (Deficiency) for the period February 2, 2005 (Inception) to September 30, 2007 (unaudited)	6
Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and cumulative from February 2, 2005 (Inception) to September 30, 2007 (unaudited)	7
Notes to Financial Statements September 30, 2007 (unaudited)	8

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
BALANCE SHEET
September 30, 2007 and December 31, 2006
(Stated in US Dollars)

	September 30,	December 31,
	2007 (unaudited)	2006
ASSETS

Investment in affiliated company	$604,096	$-
Loan to affiliated company	1,250,000	-

TOTAL ASSETS	$1,854,096	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,900	$6,254
Due to related party	11,254	-

TOTAL CURRENT LIABILITIES	13,154	6,254

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 75,000,000 shares authorized, 57,750,000 shares issued and outstanding	57,750	57,750
Additional paid in capital	12,250	12,250
Share subscription received	2,500,000	-
Accumulated deficit during development stage	(729,058)	(76,254)
Total Stockholders’ Equity (Deficiency)	1,840,942	(6,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,854,096	$-

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2007 and 2006 and the period February 2, 2005 (Inception) to September 30, 2007
(Stated in US Dollars)
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	For The Period From February 2, 2005 (Inception) to September 30,
	2007	2006	2007	2006	2007
OPERATING EXPENSES
Advertising	$-	$-	$-	$-	$3,350
Bank charges and interest	-	-	-	80	95
Consulting	-	-	-	-	8,000
Transfer agent fees	900	-	900	-	960
Professional fees	-	23	6,000	69,610	70,749

TOTAL EXPENSES	900	23	6,900	69,690	83,154

Equity loss from affiliated company	(306,764)	-	(645,904)	-	(645,904)

NET LOSS	$(307,646)	$(23)	$(652,804)	$(69,690)	$(729,058)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	57,750,000	57,750,000	57,750,000	57,750,000

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDER EQUITY (DEFICIENCY)
For the Period February 2, 2005 (Inception) to September 30, 2007
(Stated in US Dollars)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash after 16.5 for 1 stock split	57,750,000	$57,750	$12,250	$-	$70,000

Net loss for the period from February 2, 2005 (inception) to December 31, 2005	-	-	-	(4,014)	(4,014)
.
Balance, December 31, 2005	57,750,000	57,750	12,250	(4,014)	65,986

Net loss, for the year ended December 31, 2006	-	-	-	(72,240)	(72,240)

Balance, December 31, 2006	57,750,000	$57,750	$12,250	$(76,254)	$(6,254)

Funds advanced for share subscription	-	-	-	-	2,500,000

Net loss, for the nine months ended September 30, 2007	-	-	-	(652,804)	(652,804)

Balance, September 30, 2007	57,750,000	57,750	12,250	(729,058)	(659,058)

The accompanying notes are an integral part of these financial statements.

QNECTIVE, INC.
(formerly Sotech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
and the period February 2, 2005 (Inception) to September 30, 2007
(Stated in US Dollars)
(unaudited)

	September 30,	September 30,	For The Period From February 2, 2005 (Inception) To September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,804)	$(69,690)	$(729,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss from affiliated company	645,904	-	645,904
Changes in operating assets and liabilities:
Prepaid expenses
Accounts payable and accrued expenses	(4,354)	(296)	1,900
Net Cash Used In Operating Activities	(11,254)	(69,986)	(81,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliated company	(1,250,000)	-	(1,250,000)
Net Cash Used in Investing Activities	(1,250,000)	-	(1,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	11,254	-	11,254
Loan to affiliated company	(1,250,000)	-	(1,250,000)
Funds advanced for share subscription	2,500,000	-	2,500,000
Proceeds from issuance of common stock	-	-	70,000
Net Cash Provided By Financing Activities	1,261,254	-	1,331,254

NET INCREASE (DECREASE) IN CASH	-	(69,986)	-

CASH AT BEGINNING OF PERIOD	-	69,986	-

CASH AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

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

Note 2 Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had a working capital deficiency of $13,154, had not yet achieved profitable operations, has accumulated losses of $729,058 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and Diluted Loss Per Share

In accordance with FAS No. 128, "Earnings Per Share', the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

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

September 30, 2007

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

Note 4 Share Capital

	Number of shares	Amount

Balance beginning of period	3,500,000	$ 70,000

16.5 for 1 stock split	54,250,000	-

Balance end of period	57,750,000	$ 70,000

The Company completed a 16.5 for 1 forward stock split for shareholders of record on March 12, 2007.  As a result the Company’s outstanding shares increased to 57,750,000 from 3,500,000 common shares.

Note 5 Investment in affiliated company

The Company owns 100 shares in Qporter, Inc, representing 50% of the total shares issued and outstanding.

	2007		2006
	Number of Shares	Amount in $	Number of Shares	Amount in $

Acquisition of shares	100	1,250,000	-	-
Equity in loss of affiliated company	-	(645,904)	-	-

Balance – end of year	100	604,096	-	-

On February 12, 2007, the Company and MobilMedia Holdings AG (“MobilMedia”), an information technology company registered under the laws of Switzerland, entered into a Shareholder Agreement pursuant to which, the Company and MobilMedia created a Joint Venture in order to further the development of MobilMedia’s community messaging technology product (the XMS product).

QNECTIVE, INC.

(formerly Sotech Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(unaudited)

Note 5 Loan to affiliated company

The loan is an unsecured, interest free loan with no terms of repayment.  The shareholders agreement between the Company and Mobil Media Holdings AG required an advance from the Company of $1,250,000 upon the affiliate company, Qporter, Inc, securing at least $250,000 in commercial contracts from unaffiliated third party customers or secured 3,000 new subscribers and the XMS product has successfully exited the BETA stage of its development cycle.  The funds were advanced prior to the fulfillment of these conditions.

Note 6 Related Party

The following summarizes amounts due to a related party:

	September 30, 2007	September 30, 2007

Due to related party	$ 11,254	$ -

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

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

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended December 31, 2006. Our accumulated deficit is $729,058 as of September 30, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2007 we may have to limit our operations to an extent not presently determinable by management. Oswald Ortiz, our sole officer and director has agreed that she will cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Ortiz, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

Capital Resources and Liquidity.

As of September 30, 2007, we had $0 in cash. Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As reflected in the accompanying financial statements, we are in the development stage with no operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.

      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

 Item 5.     Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On October 30, 2007 we filed an 8K based on the resignation of Joe Hicks and the appointment of Oswald Ortiz

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

QNECTIVE, INC. (formerly Sotech, Inc.)

By: /s/Oswald Ortiz

Oswald Ortiz

President,

Chief Financial Officer

October 31, 2007