Form 10KSB
period 2007-12-31
Qnective, Inc.
filed 2008-05-16
CIK 1353637

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

Commission File Number 000-50494

QNECTIVE, INC.
(Name of small business issuer in its charter)

Nevada	57-1094726
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification Number
or Organization)

c/o Qporter (Switzerland) AG
Thurgauerstrasse 54, CH-8050, Zurich, Switzerland
(Address of principal executive offices)

Issuer telephone number: +41-44-307-5020

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☐  NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of May 14, 2008: $102,960,000

The number of shares of Common Stock, $.001 par value, outstanding on May 5, 2008 is 59,000,000.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format

YES ☐ NO ☒

QNECTIVE, INC.
Annual Report on Form 10-KSB
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2007

Part I

We have made forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by words such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these words or other comparable terms. Forward-looking statements involve risks and uncertainties that may cause our actual results or performance to be materially different from those expressed in or implied by the forward-looking statements. These uncertainties include, among others, our need to raise additional financing; risks related to current and future research and development; risks related to customer acceptance of our products; risks related to competition in the telecommunications field; our history of losses; absence of trading in our shares of stock; general market conditions; and the risks in the section entitled "Risk Factors" that may cause our historical and actual results, level of activity and performance to be materially different from future results, level of activity, or performance as expressed in or implied by these forward-looking statements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statement as a result of new information or future events or developments.

Qnective, Inc.'s sole asset is its equity interest in a 50%-owned subsidiary, Qporter, Inc. For accounting purposes, Qnective's interest in its 50%-owned subsidiary is accounted for as a joint venture using the equity method of accounting as discussed in Note 5 to the financial statements included in this Form 10-KSB.

Item 1. Description of Business

Business Development

Qnective, formerly known as Sotech Inc. (“Qnective” or the “Company”) was incorporated in Nevada on February 2, 2005, to operate an internet website offering comparison shopping. In February 2007, our Board of Directors determined that the comparison shopping business would not be successful and sought other business opportunities, and has transitioned from a comparison shopping business to a new telecommunications business specializing in the design, development, and distribution of telecommunications software and services.

As part of our transition strategy, we entered into a letter agreement dated January 2, 2007, with MobilMedia Holdings AG (“MobilMedia”), a Swiss company, to establish a joint venture to develop and commercialize MobilMedia’s XMS (extended message service), a wireless mobile technology.

On February 12, 2007, our Company, MobilMedia, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders' agreement (the “Shareholders' Agreement”). Pursuant to the terms of the Shareholders' Agreement MobilMedia transferred to QPorter certain technology for a converged communication platform that integrates messenger and VoIP (voice over internet protocol) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology, MobilMedia received a cash payment of $625,000 from Qporter and 50% of the outstanding common shares of Qporter. Also pursuant to the terms of the Shareholders’ Agreement, we received 50% of the outstanding common shares of Qporter in exchange for an agreement to invest $2,500,000 in Qporter. Qnective has fulfilled its investment obligation by providing equity financing of $ 1,250,000 and debt financing of $1,250,000.

Under the terms of the Shareholders' Agreement, Qnective has the sole and exclusive option to purchase, free of all encumbrances, all of the shares of Qporter owned by MobilMedia in exchange for 65% of the issued and outstanding shares of Qnective subject to adjustment to account for dilution as a result of the sale by Qnective of shares of Qnective in order to raise funds to be invested in Qnective. The option to purchase has not yet been exercised by Qnective.

On February 20, 2007, our Board of Directors authorized a 16.5 to 1 forward stock split to shareholders of record on March 5, 2007, increasing the issued and outstanding shares of our Company from 3,500,000 to 57,750,000. Our Company is authorized to issue up to 75,000,000 shares of common stock.

On February 28, 2007 our shareholders approved an amendment to our Articles of Incorporation to change the name of our Company from Sotech Inc. to Qnective, Inc., which was evidenced by filing a certificate of amendment with the State of Nevada.

On March 8, 2007 we changed our trading symbol from “SOHN” to “QNTV”. Our shares of common stock are traded on the OTCBB.

On October 29, 2007, Mr. Oswald Ortiz was appointed director, Chief Executive Officer and President, and Mr. Joe Hicks, the sole director and President resigned.

On November 15, 2007, Mrs. Francoise Lanter became Chief Financial Officer, Secretary and Treasurer, and a director, and Mr. Tan Siekmann became Chief Technology Officer and a director.

Qporter is currently beta testing the VoIP telecommunications software, and we are seeking customers for its products and services. Qporter is in the development stage and has generated no revenues.

Information about our Company is available on our websites at www.qnective.com and www.qporter.com. The information on, or accessible through, our website is not part of this Form 10-KSB.

Business

Products and Services

Qporter has begun to beta test market high-quality Voice-over Internet Protocol (“VoIP”) and messaging services to mobile telephone users. We have branded the VoIP for mobile telephone services as Qtalk™, Qtalk Business™, Qtalk Secure™ and our messenger services for mobile telephones as Qmessenger™.

Qtalk™ is a versatile consumer high-quality VoIP service that has been developed for mobile and desktop users. Qtalk™ is a pure software solution for complete secure mobile communication that uses package-oriented networks such as GPRS, 3G (UMTS) or WiFi for the transmission of voice information. For a flat fee users have access to a suite of full duplex VoIP services for mobile communications. If both parties use Qtalk, whether nationally or internationally, the same flat communication rate applies. The only costs are for data usage. QTalk is downloaded and installed directly to the mobile phone enabling the user to add and use the software without having to change handset or provider. A user can keep its existing phone number and there are no set up or installation fees.

Qtalk Business™ is the “light” version of our high-encryption VoIP product for mobile communications. It is designed for professionals who seek a VoIP solution which is both secure and cost effective. Through static encryption Qtalk Business offers a slightly limited but still safe version of mobile telephony providing a solution for businesses and professionals seeking a certain level of security while offering faster speed and cost advantages. Data transferred is charged by volume instead of time which can lead to considerable cost savings for users of flat-rate data accounts. International and national calls are charged through one fixed rate. Qtalk Business is downloaded and installed directly to the mobile phone enabling the user to add and use the software without having to change handset or provider. A user can keep its existing phone number and there are no set up or installation fees.

Qtalk Secure™ is an encrypted VoIP product designed for professionals who seek the highest level of security to protect their mobile communications from interception using the strongest encryption possible, AES 256 bit. Dynamic encryption means that the encryption key changes with every information exchange and is never the same making it tap-proof and non-decipherable.

Qmessenger™ is a sophisticated software communications tool for instant messaging, “push to talk” capability, VoIP and exchange of multimedia files, voice clips and pictures, all in one free software product. Consumers and businesses (B2B and B2C) can use Qmessenger to communicate from a desktop PC or on the road via mobile phone. Qmessenger is ISP independent and compatible with many Symbian OS® or Windows® Mobile based mobile devices. Qmessenger supports transmission of text, photos, video, sound and files, and records sound samples with a walkie-talkie feature. Users can communicate simultaneously with any number of users.

Distribution

Qporter is currently beta-testing its services with approximately 50 to 60 subscribers in Europe. We and Qporter intend to distribute Qporter's products and services through direct and indirect channels to consumers and businesses. For indirect channels, we contemplate entering into agreements with various resellers in a variety of geographic areas. Our initial target geographic areas are Europe, and North and South America. We are currently in preliminary discussions with potential resellers and direct business customers.

Qporter plans to provide its products and services to customers for a monthly fixed fee adjusted for the services used by the customers.

Competition

We expect to compete, at some point, with the following groups:
•	Voice traffic services providers
•	Wireless instant messaging services providers
•	Social networks providers
•	Traditional telecommunications companies

The global telecommunication business is characterized by cross-border competition and strategic investors and a strong focus on the mobile sector. Key market players, such as Vodafone, Verizon and others are active around the globe, due to the emerging convergence between telephony and IT. Companies with no mobile licenses and new entrants into the mobile market with licenses, that do not have existing infrastructure, are also potential competitors.

We expect to compete in two areas: mobile voice services and messenger services. The market players can be split into two main categories: emerging telecom service providers and established carriers. The implementation of new technology (no large global roll-out of infrastructure required) enables the emerging players to position their products globally, while most of the classic telecom service providers are limited to their national markets with alliances and roaming contracts around the globe. We believe there are few global players.

Currently the companies in the VoIP for mobile and messenger for mobile market are characterized by:

1.	Concentration on web activities
2.	No aggressive market entry (no marketing efforts, missing media presence)
3.	Not an end consumer product but more likely a product for limited use
4.	Available for limited bandwidth

A multitude of VoIP software solutions emerged during the last few years. In general, the products offer VoIP services from mobile handheld devices. Mainly they target to enter and work the regular consumer market. All products on the market at present offer mobile VoIP services that are attached to the platforms of landline VoIP service sellers.

Mobile VoIP Services

We do not believe that any of the following competing products provide a solution for 2.5G networks comparable to the solution provided by Qtalk. 2.5G is a stepping stone between 2G and 3G cellular wireless technologies. The term "second and a half generation" is used to describe 2G-systems that have implemented a packet switched domain in addition to the circuit switched domain. For example, GPRS is a 2.5G technology.

Truphone is a service provider that offers a VoIP solution for Nokia handheld devices. Skype is well known for its desktop telephony software. Fring offers a combination of instant messaging tool and telephony option. JahJah offers web-based telephony. The web-application triggers a two-way call back functionality, allowing the user to have certain calls for free (on JahJah net, which means that both parties are part of the network), while others have to be paid. EQO is a tool that offers a combination of instant messenger and telephony software.

Instant Messaging (IM)

We believe that most messenger services currently on the market are based on proprietary (stand alone) networks and focused mainly on desktop PC users. The basic services (text chat) offered have been extended with further services, such as online games, expressions of emotions through different channels and voice services.

The major competitors of Qporter’s Qmessenger in the instant messaging sector are:

•	MSN
•	Qeep
•	ICQ
•	Bing

MSN messenger (Windows Live messenger) is a desktop messenger available for Windows and Mac computers. The user can send text messages, files and play online games against a counterpart. MSN messenger offers a solution for mobile users, available for certain mobile devices.

Qeep offers a mobile messenger which is targeted towards a youth clientele. The main functionalities are sending text messages, pictures and playing games. It is meant to be a mobile community which also offers a cost-saving alternative to SMS.

ICQ used to be the standard instant messenger due to its early appearance on the market.

Bing is a meta-messenger offered for mobile phone. The user is able to access his accounts (MSN, ICQ, Googletalk etc.) and to chat on his mobile.

Competitive advantage

Our primary competitive advantage is derived from the Qporter technology:

•	The proprietary software enables the implementation of high quality VoIP for GSM
•	The converged services platform with state-of-the-art services based on Web 2.0 and 3-D Web technologies
•	High quality service at very low cost

Personnel

Neither Qnective nor Qporter had any employees at December 31, 2007. We engage independent contractors on an as-needed basis. Qporter's wholly owned subsidiaries in Switzerland and Poland collectively employ a total 20 people as of March 31, 2008; 15 full-time and 5 part-time. Among these employees, 10 are employed in technology development and 3 in sales and marketing.

Government Regulation

To date, government regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory framework for the internet is uncertain and may change. New laws may cover issues that include:
•	sales and other taxes;
•	user privacy;
•	pricing controls;
•	characteristics and quality of products and services;
•	consumer protection;
•	libel and defamation;
•	copyright, trademark and patent infringement; and
•	other claims based on the nature and content of Internet materials.
These new laws could impact our ability to market and sell the Qnective community messaging environment in accordance with our business plan.

We intend to target only liberalized non-monopolistic telecommunications markets which provide access to their channels on a non-discriminating basis. Markets which block proxies, ip addresses, data and voice channels or where tower and radio operators must provide internet access will be avoided.

Intellectual Property

Our business is dependent on Qporter’s proprietary software developed and protected by trade secrets for the converged communication platform which integrates messenger and VoIP. We have taken action to protect our "brand" names as trademarks. We do not hold any patents related to the operations of our business.

Environmental

We are not aware of any environmental laws that will be applicable to the operation of our business.

Risk Factors

We have no revenues and we are not profitable, and if we continue to lose money and do not achieve profitability, we may be unable to continue our business. There is substantial doubt about our ability to continue as a going concern.

We have incurred losses since our inception. We incurred net losses of $1,587,680 for the year ended December 31, 2007, and net losses of $1,663,934 since our inception in February 2005. We expect to incur significant operating expenses over the next year in connection with the continued development and expansion of our business. Our expenses include product development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial losses due to our joint venture in Qporter.

Because of our history of losses and our current financial condition, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this substantial doubt, as discussed in Note 2 to our financial statements for the year ended December 31, 2007.

We are a development stage company with a limited operating history, which makes an investment in our Company speculative.

We are a development stage company that seeks to take advantage of Qporter's proprietary technology for the design, development, and distribution of communication software to enable mobile telephone users and subscribers to communicate via VoIP at low cost. We have experienced losses from our development stage operations, which have involved developing and testing our communication technology and commencement of the marketing, sales, and distribution portions of our business. We anticipate losses until we are able to create a sustainable subscriber base. Our Company has little meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as a development stage company seeking to market and sell our services. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss, in which case you could lose your entire investment.

We have a history of losses and may not operate profitability in the future.

We have incurred losses since our inception as we have invested heavily in the development and marketing of Qporter's VoIP products and services. We anticipate our net losses and negative cash flow will continue until we are able to create a sustainable subscriber base. As of December 31, 2007, our accumulated deficit since inception was ($1,663,934). We believe that our planned growth and profitability will depend in large part on our ability to market our technology and services and gain enough clients to reach critical mass. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

To date, we have had negative cash flows from operations and have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We believe we currently do not have adequate cash resources to fund anticipated cash requirements through December 31, 2008. Based on our business plan we expect to need additional funding from external sources of approximately $4,000,000. Our ability to continue our operations and market and sell our services will depend on our ability to raise additional financing or generate sufficient revenues; and, if we are unable to obtain such financing or generate sufficient revenues, we will not be able to develop our business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	Curtail our operations significantly
•	Sell significant assets
•	Seek arrangements with strategic partners or other parties that may require us to relinquish rights to products, technologies or markets, or
•	Explore other strategic alternatives, including a merger or sale.

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitably expectations, which in turn could cause our stock price to decline.

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our operating results include:

•	Market acceptance of, and changes in demand for, our products and services;
•	Gain or loss of clients or strategic relationships;
•	Announcement or introduction of new services and products by us or by our competitors;
•	Our ability to build brand recognition;
•	Price competition;
•	Our ability to upgrade and develop systems and infrastructure to accommodate growth;
•	Our ability to attract and integrate new personnel in a timely and effective manner;
•	General economic conditions, including economic conditions specific to the mobile and telecommunications industry; and
•	Our ability to update our systems and technology to adapt to the rapid evolution of mobile communication technology.

Our services have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

VoIP services for mobile communications are at a relatively early stage of development and the extent to which such services will be widely adopted is uncertain. If Qporter's services are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer.

We depend on already existing infrastructure.

Our business model is dependent on already available mobile telecommunications and internet technology to deliver VoIP solutions to customers. While it is anticipated that the quality of the infrastructure will continue to evolve and enhance customers’ experiences, there is no guarantee that the current infrastructure will continually be improved to improve quality. Should the infrastructure not continually evolve, there is a risk that customers will not enjoy the quality of the service which could impact on our ability to generate revenues.

Our success depends upon broad market acceptance of VoIP.

We anticipate a substantial portion of our revenue will be derived directly from or dependent upon our customers utilizing VoIP. Other revenues may be generated that are related to mobile communications and not simply VoIP such as call termination fees. The market for VoIP products and services is relatively new and characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications, and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced VoIP products and services is highly uncertain. We can provide no assurances that the use of VoIP telecommunications will become widespread. The commercial acceptance of VoIP products and services may be affected by a number of factors including:

•	Quality of infrastructure;
•	Adoption of software or other technology;
•	Inconsistent quality of service;
•	Poor voice quality over VoIP networks; and
•	Lack of availability of cost-effective data network access.

If the market for VoIP fails to develop, develops more slowly than we anticipate, or if VoIP products and services fail to achieve market acceptance, our business will be adversely affected.

Our international operations which we plan to expand will subject us to additional risks that may adversely affect our operating results due to increased costs.

Our principal office is maintained within the offices of Qporter and located in Zurich, Switzerland. Pursuit of international opportunities may require us to make significant investments, particularly marketing and servicing expenses, before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

•	Unexpected changes in regulatory requirements and telecommunications standards;
•	Tariffs and other trade barriers;
•	Risk of loss in currency exchange transactions;
•	Exchange controls and other currency restrictions;
•	Difficulty in collecting receivables;
•	Difficulty in staffing and managing foreign operations;
•	The need to customize marketing and products;
•	Inadequate protection of intellectual property;
•	Adverse tax consequences; and
•	Political and economic instability

Any of these factors could prevent us from increasing our revenue and otherwise adversely affect our operating results. We may not be able to overcome some of these barriers and may incur significant costs in addressing others.

If we lose key personnel we may not be able to achieve our objectives.

We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, Mr. Oswald Ortiz, our Chief Financial Officer, Mrs. Francoise Lanter, and our Chief Technology Officer, Mr. Tan Siekmann. If for any reason, these or other key members of management do not continue to be active in management, then our business, financial condition, or results of operations could be adversely affected. We cannot provide any assurances that we will be able to retain our senior executives or other personnel necessary for the maintenance and development of our business.

Qporter may not be able to hire and retain highly skilled technical employees, which could affect our ability to compete effectively and could adversely affect our operating results.

Qporter depends on highly skilled technical personnel for research and development. To succeed, it must hire and retain employees, independent contractors, or consultants who are highly skilled in rapidly changing communications technologies. In particular, as we implement our strategy of focusing on advanced technology solutions we or Qporter will need to:

•	Hire more employees, independent contractors or consultants with experience developing and providing advanced technology products and services;
•	Retrain Qporter's future personnel to sell and support the advanced technology solutions that we intend to market in the future; and
•	Retain personnel to maintain and support our services.

Individuals who can perform the services we need to provide for our products and services are scarce. Because of the intense competition for qualified employees in our industry, hiring and retaining qualified employees is both time-consuming and expensive. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals that we need could hinder our ability to sell our existing products, systems, software or services or to develop and sell new ones. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

We may make acquisitions, which if proven unsuccessful, could negatively affect our future profitability and growth.

We believe the mobile communication industry and the telecommunication industry will provide our company with partnership opportunities and acquisition opportunities that provide strategic advantages for our company to further expand and grow our business. We may not be able to identify, acquire or profitably manage additional businesses that we may invest in or acquire without substantial costs, delays or other problems. In addition, acquisitions may involve a number of special risks, including:

•	Diversion of management’s attention;
•	Failure to retain key acquired personnel; and
•	Risks associated with unanticipated events, circumstances or legal liabilities.

In addition, if the acquired businesses have operating losses or negative operating cash flow, our ability to achieve positive cash flow and profitability, as well as our liquidity, could be adversely affected. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at a single acquired business could adversely affect our reputation and financial results. Further, any businesses acquired in the future may not achieve anticipated revenues and earnings and therefore negatively impact our financial position, results of operations and cash flows.

We may face intense competition that could adversely affect our ability to generate revenues and profitability.

The demand for Qporter's products and services is expected to reflect dynamic growth over the next several years. We expect the demand will result in intense competition to provide these products and services. If we are not able to successfully execute our strategy, our business may be materially and adversely affected.

The mobile and telecommunications industries are both highly competitive and continually evolving as technology changes and market participants distinguish themselves and compete for a larger share of the mobile and telecommunications industry. We believe our main source of competition is the fixed line telephone companies and established wireless providers.

Some of our competitors are well established and have significantly greater resources than we do.

If we are unable to protect our intellectual property rights, our business may be harmed.

Although we and Qporter attempt to protect our intellectual property through trademarks, trade secrets, copyrights, confidentiality, and non-disclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise, and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business. If we and Qporter do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

Failure to protect our proprietary technology and intellectual property rights would seriously impact our competitiveness and any litigation to protect such intellectual property would be time consuming and costly.

Our success and ability to compete depends on Qporter's proprietary technology. The validity and scope of claims relating to VoIP technology patents involve complex scientific, legal, and factual considerations and analysis; and, therefore, may be uncertain. We could be subject to patent infringement or violation of other intellectual property claims, the defense of which can be costly and time-consuming. Further, an adverse decision could subject the Company to significant liability to third parties, require us to seek licenses from third parties which may not be available on reasonable terms, require us to redesign our services, or subject us to limitations on the marketing and sale of our services.

We may be found to infringe on third-party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our products or components of those products. Regardless of the merits of the claims, they could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for high court awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

All of our assets and all of our directors and officers are outside the United States, therefore, it may be difficult for investors to enforce within the United States any judgments obtained against the Company or any of its officers or directors.

Although we are organized under the laws of the State of Nevada, our principal business office is located in Zurich, Switzerland. It may be difficult for investors to enforce judgments against the Company or its officers and directors obtained in the United States in any action, including actions based upon the civil liability provisions of the U.S.'s federal securities laws.

In addition, all of our directors and officers reside outside the United States, therefore, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against the Company or its officers and directors judgments predicated upon the liability provisions of the U.S. securities laws. In addition, all of our assets are located outside of the United States making it potentially difficult to enforce U.S. bankruptcy proceedings against the Company. Under U.S. bankruptcy laws, courts typically have jurisdiction over a debtor's property where ever located, including property located in other countries. Courts outside the United States may not recognize a U.S. Bankruptcy Court's jurisdiction.

We may be vulnerable to efforts of telephone companies lobbying to protect their revenue streams and from competition from such telephone companies.

Telephone companies could lobby for change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the mobile and telecommunications industries could deter end-user purchasers of VoIP services. Any changes to government regulation of telecommunications companies that favor telephone companies could reduce our competitiveness and cause a significant reduction in demand for our products.

We may have difficulty managing growth.

Our development has required, and is expected to continue to require, the full utilization of our management, financial and other resources, which to date has had limited working capital. Managing our growth will depend upon our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage executive staff and employees. We may not be able to efficiently scale our operations, and this failure to manage effectively growth may have a materially adverse effect on our operating results and financial condition.

We may not be able to attract, retain or integrate key personnel which may prevent us from successfully operating our business. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale and harm our financial results. We operate in a market that is intensely and increasingly competitive, and if we are unable to compete successfully, our revenue could decline and we may be unable to gain market share.

We may lose certain tax attributes as a result of our acquisition program.

At December 31, 2007, Qnective had available a federal net operating loss (“NOL”) carry-forwards of approximately $105,772. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s, is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of our available NOL carry-forwards to reduce future taxable income.

We currently have no customers.

Our failure to obtain customers and create a sustainable subscriber base will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Costs of compliance with Sarbanes-Oxley Act of 2002 and the related SEC regulations may harm our results of operations.

The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all public companies. Although costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase. Failure to comply with the Sarbanes-Oxley Act, Securities and Exchange Commission ("SEC") regulations or OTCBB listing requirements, if need be, may result in penalties, fines, or delisting of our securities from the OTCBB, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

Our board of directors does not have an independent member nor does it have an established audit committee or independent financial expert on its board.

Our board of directors is comprised of the company's management and officers. As a result, our executive officers and directors are able to exercise significant influence over our company, including but not limited to, any board approvals for the election of our directors; and, indirectly, the selection of our senior management, new securities issuances, mergers and acquisitions, and any amendments to our bylaws or articles of incorporation. When voting on such matters our stockholders' interests may conflict with that of the company's board of directors.

Registrant Information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F. Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephone at 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates. In addition, all of our SEC filings and Press Releases can be accessed through our website (www.qnective.com).

ITEM 2. Description of Property

We maintain offices within the offices of Qporter (Switzerland) at Thurgauerstrasse 54, CH-8050 Zurich, Switzerland. The property is approximately 455 square meters and is rented on a month-to-month basis by Qporter (Switzerland) for a monthly rental of $11,831. The Company pays no rent.

ITEM 3. Legal Proceedings

We are not party to, nor are we aware of any legal proceedings against us nor are we aware of any threatened or pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board under the trading symbol “QNTV”. From August 7, 2006, to March 7, 2007, our common stock traded under the symbol “SOHN”. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2007
	High	Low	High	Low
1st Quarter	-	-	$0.00	$0.00
2nd Quarter	-	-	$4.01	$4.00
3rd Quarter	$0.00	$0.00	$3.96	$4.00
4th Quarter	$0.00	$0.00	$3.96	$4.00

Holders of Common Stock
As of May 5, 2008, there were two holders of record. This does not reflect those shares held in "street" name. As of May 5, 2008, the last high and low bid price for the common stock on the OTC Bulletin Board was H$4.02 - L$3.96.

Dividends
It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities
On March 13, 2007, we sold an aggregate of 625,000 shares of common stock to an offshore investor at an issue price of $2.00 per share for total proceeds of $1,250,000. We issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

On July 7, 2007, we sold an aggregate of 625,000 shares of common stock to an offshore investor at an issue price of $2.00 per share for total proceeds of $1,250,000. We issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

ITEM 6.  Management’s Discussion And Analysis Or Plan Of Operation

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We and Qporter are engaged in the business of researching, designing, developing, and marketing telecommunications services and software.

As part of our transition strategy from a comparison shopping company to a telecommunications services business, we entered into a letter agreement dated January 2, 2007, with MobilMedia to establish a joint venture to develop and commercialize MobilMedia's XMS (extended message service), a wireless mobile technology.

On February 12, 2007, our Company, MobilMedia, and Qporter entered into the Shareholders' Agreement. Pursuant to the terms of the Shareholders' Agreement MobilMedia transferred to Qporter certain technology for a converged communication platform that integrates messenger and VoIP (voice over internet protocol) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology MobilMedia received a cash payment of $625,000 from Qporter and fifty (50%) percent of the outstanding common shares of Qporter. Also pursuant to the terms of the Shareholders' Agreement the Company received fifty (50%) percent of the outstanding common shares of Qporter in exchange for an agreement to invest $2,500,000 in Qporter. Qnective has fulfilled its investment obligation by providing equity financing of $1,250,000 and debt financing of $1,250,000. Under the terms of the Shareholders' Agreement, Qnective has the sole and exclusive option to purchase, free of all encumbrances, all of the shares of Qporter owned by MobilMedia in exchange for 65% of the issued and outstanding shares of Qnective subject to adjustment to account for dilution as a result of the sale by Qnective of shares of Qnective in order to raise funds to be invested in the Company. The option to purchase has not yet been exercised by Qnective.

Plan of Operation

We currently anticipate we can satisfy our cash requirements for the next three months. We anticipate we will need to raise additional funds of at least $4,000,000 to meet our cash requirements for the next 12 months for research and development, marketing, and consulting fees.

Research and Development

Our plan of operation for the next 12 months involves our continued research and development of Qporter's products and services.

Marketing and Sales

During this period, we also intend to continue our marketing and sales efforts to create a subscriber base for Qporter's products and services.

Purchase or Sale of Plant and Equipment

We do not anticipate any significant purchase or sale of plant and equipment during the next 12 months.

We anticipate that we will not need to hire any additional employees.

Material Trends and Uncertainties

Periodic changes occur in our Company’s industry and business making it reasonably likely that aspects of our future operating results could be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our Company attempts to identify and describe these trends, events, and uncertainties to assist stockholders in assessing the likely future performance of our Company. Stockholders should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our Company. As a result, stockholders are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our Company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

We think that our ability to develop our products and then to market and successfully penetrate important markets in Europe, the Americas and Asia is reasonably likely to have a material impact on our short-term or long-term liquidity.

We also believe that the rollout of mobile data networks by the operators of these networks is reasonably expected to have a material impact on our net sales or revenues or income from continuing operations, if any.

RESULTS OF OPERATIONS - COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

Results from discontinued operations

On February 1, 2007, we decided to cease our plan to operate an internet website offering comparison shopping and therefore accounted for transactions that occurred prior to that date as discontinued operations. The net loss from discontinued operations for the period from the date of inception to February 1, 2007 was ($76,254) as discussed in Note 12 to the Financial Statements included in this Annual Report on Form 10-KSB.

Net Loss

Our Company’s net loss for the year ended December 31, 2007, was ($1,587,680), as compared to a net loss of ($72,240) for the year ended December 31, 2006. The increase in net loss during the year ended December 31, 2007, was the result of no revenue, our transition from our discounted operations as an internet comparison shopping business to a telecommunications business and an equity loss from the investment in Qporter of $1,558,162 as discussed in Note 5 of the Notes to the Financial Statements included in this Annual Report on Form 10-KSB.

Operating Expenses

Operating expenses for the year ended December 31, 2007, were $29,518, which represents an increase from operating expenses of $0 for the year ended December 31, 2006. General and administrative expenses constitute the components of our Company’s operating expenses.

Other Income (Expense)

Other income (expense) increased to ($1,558,162) for the year ended December 31, 2007, as compared to $0 for the year ended December 31, 2006. The increase in other income (expense) was attributable to an equity loss due to the Company’s investment in Qporter.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the year ended December 31, 2007, were for investments in Qporter. As of December 31, 2007, our Company had negative working capital of ($285,752) as compared with negative working capital of ($6,254) as of December 31, 2006. The cash and cash equivalents of our Company were $0 as at December 31, 2007, as compared to $0 as of December 31, 2006.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity, debt financing and our ability to achieve and maintain profitable operations. Our Company received additional capital of $2,500,000 between March 13, 2007, and July 7, 2007, in connection with issuance of shares of common stock and capital of $750,000 between December 24, 2007, and February 20, 2008 in connection with loans. The loan of $500,000 was received subsequent to year end.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from the loans will not be sufficient to meet our working capital requirements for the next twelve months.  Based on our business plan, we expect to obtain cash from internal sources of $0 and need additional funding from external sources of approximately $4,000,000. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Due to the current financial situation and the history of losses the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern as discussed in Note 2 to our financial statements for the year ended December 31, 2007.

Management’s plans to improve its financial condition are as follows:

•	Roll-out of its products and services;
•	Developing a partnership arrangement with a telecommunications company that can expedite the roll-out;
•	Seek equity financing to help fund our growth strategies; and
•	Acquisition of strategic companies that can help the Company achieve its critical mass of subscribers.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long-term viability depends on our ability to grow the Qnective business to fund the continuation of our business operations. We may use our common stock as payment for services of various consultants in order to help advance our business plan.

The Company does not have any significant available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company’s operations have not been a source of liquidity and the Company has satisfied its cash requirements through loans and issuance of shares of common stock. There is no assurance that the Company will be able to secure additional financing or that it can be secured at rates acceptable to the Company. In addition, should the Company be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Company’s stock such financing would result in significant dilution to its existing shareholders.

Operating Activities

Operating activities used net cash of $10,624 for the year ended December 31, 2007, as compared to $69,986 used in operating activities for the year ended December 31, 2006. The net cash used in operating activities was mainly attributable to general and administrative expenses.  The variation between 2007 and 2006 is due to our transition from an internet comparison shopping business to a new telecommunications business.

Investing Activities

Net cash used in investing activities was $2,749,980 for the year ended December 31, 2007, as compared to $0 used in investing activities for the year ended December 31, 2006.  The increase in investing activities was largely due to the investment in Qporter.

Financing Activities

Net cash provided by financing activities increased to $2,760,604 for the year ended December 31, 2007, as compared to financing activities which provided cash of $0 for the year ended December 31, 2006.

The cash received in 2007 was mainly the result of proceeds from loans and issuance of shares of common stock.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements as discussed in Note 3 to the Financial Statements, the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Income Taxes

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based on the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. As of December 31, 2007, the valuation allowance fully offsets the value of deferred tax assets on our balance sheet.

We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Accounting for the Joint Venture

Our joint venture is accounted for using the equity method of accounting. This method requires some estimates with respect to amounts at which to record noncash capital contributions received from joint venture owners.

Significant Customers

For the twelve months ended December 31, 2007, and December 31, 2006, the Company had no customers.

Contractual Obligations

The Company’s only contractual obligations at December 31, 2007, was the repayment of stockholder loans as discussed in Note 7 of the Notes to the Financial Statements included in this Annual Report on Form 10-KSB.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have an impact.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for non-recurring financial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect SFAS 159 to have an impact.

In December 2007, the FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements” (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the no controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the no controlling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the no controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

ITEM 7. Financial Statements

The full text of our audited financial statements for the year ended December 31, 2007, and for the period from February 2, 2005 (date of inception) to December 31, 2007, begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 8A (T) – Controls and Procedures

Management's Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2007. We believe that our internal control over financial reporting is not effective. We have identified the following current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

There were material weaknesses regarding financial reporting under U.S. generally accepted accounting principles and disclosure controls. The Company is in the process of training people to get the proper experience with U.S. generally accepted accounting principles and to hire consultants with knowledge of U.S. generally accepted accounting principles on an as needed basis to cure these weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – Other Information

None.

Part III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The names, ages, and respective positions of the directors and officers of the Company are set forth below. The directors of our Company will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors of the Registrant.

Name	Position	Age	Date First Elected or Appointed

Oswald Ortiz	President and CEO	39	October 29, 2007
Francoise Lanter	Secretary, Treasurer and CFO	44	November 15, 2007
Tan Siekmann	Chief Technology Officer	41	November 15, 2007

On October 29, 2007, Mr. Oswald Ortiz was appointed Chief Executive Officer, President, and a director of the Company. On November 15, 2007, Mrs. Francoise Lanter was appointed Chief Financial Officer and a director, and Mr. Tan Siekmann was appointed Chief Technology Officer and a director. On October 29, 2007, Mr. Joe Hicks resigned as a director and officer of the Company.

Oswald Ortiz, Chief Executive Officer, President and Director of Qnective

Mr. Ortiz, 39, was appointed Chief Executive Officer, President and Director of Qnective on October 29, 2007. Immediately prior thereto, for the period 2003 to 2006 Mr. Ortiz was the Chief Executive Officer of Wapwire AG, an international internet service provider. While at Wapwire he orchestrated a financial turnaround and was able to grow the organization's market share by 38% in one year. From 2001 to 2003 Mr. Ortiz was the Chief Executive Officer of Tiscali AG. Mr. Ortiz's telecommunications background includes experience with wholesale and retail activities as well as strategic and operational development and implementation.

Francoise Lanter, Chief Financial Officer, Secretary, Treasurer and Director of Qnective

Prior to becoming Chief Financial Officer of the Company, Mrs. Lanter, 44, was from September 2004 to April 2007 Chief Financial Officer of Lawa Entertainment GmbH, a technology company based in Switzerland. Mrs. Lanter is also currently Chief Financial Officer of MobilMedia Holding AG, but devotes substantially all of her time to Qnective and Qporter. From October 2001 to May 2004, Mrs. Lanter was a lecturer with KV Baden, a business school. In her positions in finance and administration Mrs. Lanter has been responsible for budgeting, capital expenditure planning, and financial reporting in accordance with IFRS.

Tan Siekmann, Chief Technology Officer and Director of Qnective

Mr. Siekmann, 41, was appointed Chief Technology Officer and director of the Company on November 15, 2007. From 2006 to 2008 Mr. Siekmann was a managing director of Safe-com GmbH, a company involved with communications security. From 2005 to 2007 he was head of sales for Analyticon AG, a company involved with in vitro diagnostics. From 1986 to 2005 he held various positions with Biodata Systems GmbH, a software communications and security business including managing director, chief executive officer, technical advisor, and consultant. Mr. Siekmann has more than 20 years of experience founding and managing technology companies focused on IT security, medical laboratory software development, biometrics, and communication. His IT career began at the age of 16 when he founded Biodata Systems GmbH in Germany to provide software emulation for laboratory systems.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation, or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by the board of directors.

All proceedings of our board of directors are conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our Company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that given the early stage of our development a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors, and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Stockholder Communications

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this Report.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Code of Ethics

We have adopted a code of ethics that is applicable to our officers, directors, and employees, including our principal executive officer and principal financial officer or persons performing similar functions. The code of ethics can be found as an Exhibit to this Annual Report on Form 10-KSB and under the heading "Policy on Business Ethics for Directors, Officers, and Employees" on our website at www.qnective.com. We will supply to any person without charge, upon request and in the manner described under the heading “Stockholder Communications,” a copy of our code of ethics.

Audit Committee

The Company does not currently have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements. The entire board of directors is acting as the Company's audit committee.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d) of Regulation S-B.

We believe that in the present situation, our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because our Company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

Director Independence

Our board of directors has determined that none of our directors are “independent” as such term is defined by NASDAQ Rule 4200(a)(15).

Compliance with Section 16(a) of the Exchange Act; Beneficial Ownership Reporting Compliance

Mr. Ortiz, Mrs. Lanter, and Mr. Siekmann, all officers and directors of the Company failed to file timely reports on Form 3 as required by Section 16(a) of the Exchange Act during the most recent fiscal year. The Form 3s for Mr. Ortiz and Mrs. Lanter were subsequently filed on May 1, 2008. The Form 3 for Mr. Siekmann was filed on May 15, 2008. Each officer and director filed only one late report.

ITEM 10. – Executive Compensation

The following table sets forth compensation for services rendered ended December 31, 2007, for our Chief Executive Officer and the four most highly compensated executive officers as of December 31, 2007, whose total annual salary and bonus for fiscal 2007 exceeded $100,000 (collectively, the “Named Officers”).

Name and Principal Position	Year	Salary ($)
Oswald Ortiz	(a)2007		$0
President and CEO	2006	$	n/a

Francoise Lanter	(b)2007		$0
CFO	2006	$	n/a

Tan Siekmann	(c)2007		$0
President and CEO	2006	$	n/a

	2007		$0
Joe Hicks	2006		$0

(a)
Mr. Oswald Ortiz has been the President, CEO, and a director of Qnective since October 29, 2007. Mr. Ortiz is paid as an independent consultant to Qporter. In 2007 Qporter paid Mr. Ortiz the amount of $159,060. Through December 31, 2007, no time has been spent on Qnective.

(b)
Francoise Lanter has been the CFO and a director of Qnective, since November 15, 2007. Mrs. Lanter is paid as an independent consultant to Qporter, through her wholly owned company, Miraculix Treuhand GmbH. In 2007 Qporter paid Miraculix $95,436. Through December 31, 2007, no time has been spent on Qnective.

(c)
Tan Siekmann was appointed CTO and became a director of Qnective, on November 15, 2007. Mr. Siekmann is paid as an independent consultant to Qporter. In 2007 Qporter paid Mr. Siekmann the amount of $159,060. Through December 31, 2007, no time has been spent on Qnective.

Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee.

Stock Options/Stock Awards

We have not granted any options or stock awards during our prior fiscal year.

Employment Agreements

None.

Compensation of Directors

No director receives a fee for attendance at each meeting of the Board of Directors; these directors are reimbursed only for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of the committees thereof.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Principal Stockholders

The following table sets forth certain information regarding our common stock beneficially owned as of May 5, 2008, for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Oswald Ortiz c/o Qporter, Inc. Thurgauerstrasse 54 CH-8050 Zurich, Switzerland	0	0%

Francoise Lanter c/o Qporter, Inc. Thurgauerstrasse 54 CH-8050 Zurich, Switzerland	0	0%

Tan Siekmann c/o Qporter, Inc. Thurgaerstrasse 54 CH-8050 Zurich, Switzerland	0	0%

Directors and Executive Officers as a Group (3 persons)	0	0%

ITEM 12 – Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family member thereof) had or is to have a direct or indirect material interest other than as set forth below.

Letter Agreement dated January 2, 2007 between the Company and MobilMedia Holding pursuant to which MobilMedia transferred to Qporter its XMS technology. Oswald Ortiz and Tan Siekmann, officers and directors of the Company are shareholders of MobilMedia.

Shareholder Agreement dated February 12, 2007, among the Company, MobilMedia Holding AG and Qporter pursuant to which MobilMedia transferred to Qporter certain technology including XMS technology. Oswald Ortiz and Tan Siekmann, officers and directors of the Company, are shareholders of MobilMedia.

ITEM 13 – Exhibits

The exhibits below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated herein by reference from our Form SB-2 filed on March 24, 2006)
3.1a*	Amendment to Articles of Incorporation changing name
3.2	Bylaws (incorporated herein by reference from our Form SB-2 filed on March 24, 2006)
4.1	Specimen ordinary share certificate (incorporated herein by reference from our Form SB-2 filed on March 24, 2006)
10.1	Shareholders’ Agreement dated February 12, 2007, among Qnective, MobileMedia Holdings AG, and Qporter (incorporated herein by reference from Form 8-K filed on April 13, 2007)
14*	Code of Ethics
16	Letter from Telford Sadovnick PLLC dated April 21, 2008 (incorporated herein by reference from our Form 8-K filed on April 23, 2008)
21*	List of Subsidiaries

24*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

* Filed herewith

ITEM 14 – Principal Accountant Fees and Services

The aggregate fees billed for professional services rendered by BDO Visura for the audit of our financial statements for the fiscal year ended December 31, 2007 were $120,000. The aggregate fees billed for professional services rendered by Telford Sadovnick for the audit of our financial statements for fiscal year ended December 31, 2006 were $11,500.

Audit –Related Fees

None.

Tax Fees

None.

All Other Fees

There were no other fees billed for services rendered by BDO Visura or Telford Sadovnick not reportable as Audit Fees, Audit-Related Fees or Tax Fees for the fiscal years ended December 31, 2006 and December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qnective, Inc.
(Registrant)

Date: May 15, 2008	By:	/s/ Oswald Ortiz
Oswald Ortiz
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oswald Ortiz, Chief Executive Officer, and Francoise Lanter, Chief Financial Officer, and each of them, his or her true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Oswald Ortiz
Oswald Ortiz	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2008

/s/ Francoise Lanter
Francoise Lanter	Chief Financial Officer and Director (Principal Accounting Officer)	May 15, 2008

/s/ Tan Siekmann
Tan Siekmann	Director	May 15, 2008

QNECTIVE, INC. (formerly Sotech Inc.)

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, AND 2006

Page:

Report of Independent Registered Public Accounting Firm – BDO Visura	F-1

Report of Independent Registered Public Accounting Firm – Telford Sadovnick, P.L.L.C.	F-2

Financial Statements-

Balance Sheet as of December 31, 2007 and 2006	F-3

Statements of Operations for the year ended December 31, 2007, and period ended December 31, 2006 and cumulative from February 2, 2005 (inception) to December 31, 2007	F-4

Statement of Stockholders’ Deficiency for the period February 2, 2005 (inception) to December 31, 2007	F-5

Statements of Cash Flows for the year ended December 31, 2007, and period ended December 31, 2006, and cumulative from February 2, 2005 (inception) to December 31, 2007	F-6

Notes to Financial Statements December 31, 2007 and 2006	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Qnective, Inc. (formerly Sotech Inc.) (A Development Stage Company)

We have audited the accompanying balance sheets of Qnective, Inc. (formerly Sotech Inc.) (the “Company”) (A Development Stage Company) as of December 31, 2007 and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and the related statements of operations and comprehensive loss and cash flows for the period from February 2, 2005 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Qnective, Inc. for the period from February 2, 2005 (date of inception) to December 31, 2006. Such statements are included in the cumulative inception to December 31, 2007 totals of the statements of operations and comprehensive loss and cash flows and reflect a net loss of 5% of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2006, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Qnective Inc. at December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from inception to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zurich, May 15, 2008

BDO Visura

/s/ Andreas Wyss	/s/ Christoph Tschumi
Andreas Wyss	Christoph Tschumi
Auditor in Charge	Swiss Certified Accountant
Swiss Certified Accountant / CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Qnective, Inc. (formerly Sotech Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Qnective, Inc. (formerly Sotech Inc.) (a Development Stage Company) (the “Company”) as at December 31, 2006, the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the year then ended, and the related statements of operations and comprehensive loss and cash flows for the period from February 2, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qnective, Inc. (formerly Sotech Inc.) (a Development Stage Company) as at December 31, 2006 and the results of its operations and its cash flows for the year then ended, and the results of its operations and its cash flows for the period from February 2, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 10, 2007

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)

BALANCE SHEET

(in $, except per share amounts)

		December 31, 2007	December 31, 2006
ASSETS (in $)

Long-term loan due from affiliated company	6	1,195,804	0
Investment in Joint Venture	5	1	0
Total Assets		1,195,805	0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Short-term loan due to Stockholders	7	260,604	0
Accounts payable		9,548	6,254
Accrued Expense		15,600	0
Total current liabilities		285,752	6,254
Commitments & Contingencies	8

Stockholders’ Equity (deficiency):	9
Common stock, $0.001 par value;		59,000	57,750
shares authorized; 75,000 000
shares issued and outstanding; 59,000,000 and 57,750,000 , respectively
Additional paid in Capital		2,511,000	12,250
Accumulated other comprehensive income		3,987	0
Accumulated deficit during development stage		(1,663,934)	(76,254)
Total stockholders’ equity (deficiency)		910,053	(6,254)
Total Liabilities and Stockholders’ Equity (deficiency)		1,195,805	0

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in $, except per share amounts)

	Year Ended December 31, 2007	Year Ended December 31, 2006	For the period from February 2, 2005 (Inception) to December 31, 2007

Operating expenses
General and Administrative expenses	29,518	0	29,518
Total Operating expenses	29,518	0	29,518

Other Income (expense)
Equity loss from affiliated company	(1,558,162)	0	(1,558,162)
Total other income (expense)	(1,558,162)	0	(1,558,162)
Net Loss from continued operations	(1,587,680)	0	(1,587,680)
Net Loss from discontinued operations	0	(72,240)	(76,254)

Net loss	(1,587,680)	(72,240)	(1,663,934)

Other Comprehensive Loss/Income:
Foreign currency translation adjustment	3,987	0	3,987

Comprehensive Loss	(1,583,693)	(72,240)	(1,659,947)

Basic and diluted Weighted Average Shares	58,606,164	57,750,000	58,044,256

Basic and diluted Net Loss Per Share from continued operations	(0.027)	(0)	(0.028)

Basic and diluted Net Loss Per Share from discontinued operations	0	(0.001)	(0.001)

Basic and diluted Net Loss Per Share	(0.027)	(0.001)	(0.029)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(in $, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Stage	Income	Equity (Deficiency)

Common Stock issued for cash at $0.0012	57,750,000	57,750	12,250	0	0	70,000
Net Loss for the period from February 2, 2005 (inception) to December 31, 2005	0	0	0	(4,014)	0	(4,014)
Balance at December 31, 2005	57,750,000	57,750	12,250	(4,014)	0	(65,986)
Net Loss	0	0	0	(72,240)	0	(72,240)
Balance at December 31, 2006	57,750,000	57,750	12,250	(76,254)	0	(6,254)
Common stock issued for cash at $2.00	1,250,000	1,250	2,498,750	0	0	2,500,000
Net Loss	0	0	0	(1,587,680)	0	(1,587,680)
Translation Adjustment	0	0	0	0	3,987	3,987
Balance at December 31, 2007	59,000,000	59,000	2,511,000	(1,663,934)	3,987	910,053

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(in $, except per share amounts)

	YEARS ENDED		For the Period from February 2, 2005 (Inception)
	December 31, 2007	December 31, 2006	to December 31, 2007
Cash Flows from Operating Activities:
Net loss	(1,587,680)	(72,240)	(1,663,934)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss from affiliated company	1,558,162	0	1,558,162
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued expenses	18,894	2,254	25,148

Net cash provided/used in operating activities	(10,624)	(69,986)	(80,624)
Cash Flows from Investing Activities:
Capital Investment	(1,250,000)	0	(1,250,000)
Loan to Qporter Inc.	(1,499,980)	0	(1,499,980)
Net cash provided/used in investing activities	(2,749,980)	0	(2,749,980)

Cash Flows from Financing Activities:
Loan from stockholders	260,604	0	260,604
Proceeds from the issuance of common stock, net of finders fees	2,500,000	0	2,570,000
Net cash provided by financing activities	2,760,604	0	2,830,604

Increase (decrease) in cash and cash equivalents	0	(69,986)	0
Effect of exchange rate changes on cash	0	0	0
Cash and cash equivalents, beginning of year	0	69,986	0
Cash and cash equivalents, end of year	0	0	0

Supplemental Cash Flow Information:
Cash paid for interest and income taxes	0	0	0

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

1. Organization and Nature of Operations

Qnective, Inc. formerly known as Sotech,Inc., (“Qnective” or the “Company”) was incorporated in Nevada on February 2, 2005, to operate an internet website offering comparison shopping. In early 2007 our Board of Directors determined that the comparison shopping business would not be successful and sought other business opportunities, and has transitioned from a comparison shopping business to a technology business specializing in the design, development, and distribution of telecommunications software.

As part of its transition strategy, the Company entered into a letter agreement dated January 2, 2007, with MobilMedia Holdings AG (“MobilMedia”), a Swiss company, to establish a joint venture to develop and commercialize MobilMedia’s XMS (extended message service), a wireless mobile technology.

On February 12, 2007, the Company, MobilMedia, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders’ agreement (the “Shareholders' Agreement”). Pursuant to the term of the Shareholders' Agreement MobilMedia transferred to QPorter certain technology for a converged communication platform that integrates messenger and VoIP (voice over internet protocol) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology MobilMedia received a cash payment of $625,000 and 50% of the outstanding common shares of Qporter. Also pursuant to the terms of the Shareholder Agreement the Company received 50% of the outstanding common shares of Qporter in exchange for an agreement to invest $2,500,000 in Qporter. The Company has fulfilled its investment obligation by providing equity financing of $1,250,000 and debt financing of $1,250,000.

Under the terms of the Shareholders ' Agreement, the Company has the sole and exclusive option to purchase, free of all encumbrances, all of the shares of the Qporter owned by MobilMedia in exchange for 65% of the issued and outstanding shares of the Company subject to adjustment to account for dilution as a result of the sale by the Company of its shares in order to raise funds to be invested in the Company. The option to purchase has not yet been exercised by the Company.

On February 28, 2007 the Company's shareholders approved an amendment to the articles of incorporation to change the name of the Company from Sotech, Inc. to Qnective, Inc. which was evidenced by filing a certificate of amendment with the State of Nevada.

The Company is at the development stage and has devoted most of its efforts to raising capital. The planned principal operations have not yet commenced, and there has been no revenue generated.

2. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of ($1,663,934) and a negative cash flow from operations of ($80,624) since its inception, and had a working capital of ($285,752) at December 31, 2007 . These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through December 31, 2008; and, therefore, the Company will have to raise addition funding through loans and equity contributions. The Company's ability to continue its operations and market and sell Qporter's products and services will depend on the Company's ability to raise additional financing. If the Company is unable to obtain such financing, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on the Company’s business plan we expect to obtain cash from internal sources of $0, and we need additional funding from external sources of approximately $4,000,000.

3. Summary of Significant Accounting Policies

Basis of Presentation—The financial statements include the accounts of the Company and its interest in its joint venture, acquired pursuant to the terms of the Shareholders' Agreement dated February 12, 2007. The Company's joint venture is accounted for using the equity method of accounting.

Development Stage Company–The Company complies with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as development stage.

Use of estimates-The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of the Company.  Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates. Estimates are used for, but not limited to, the valuation of the investment in the joint venture, income taxes and contingencies.

Income Taxes— In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax asset for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Comprehensive Loss - Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change stockholder’s equity (deficiency).

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

Loss Per Share— The Company computes net earnings (loss) per common share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”) and SAB No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. There are no common stock equivalents.

Cash and Cash Equivalents—The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments— The Company’s financial instruments consist of a long-term loan due from its joint venture investment in Qporter, accounts payable, and short term loan due to stockholders. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Long-term loan receivable - The long-term loan receivable is reported at outstanding principal adjusted for any deferred costs, any allowances for loan losses and any unauthorized premiums or discounts. At December 31, 2007, no deferred costs nor allowances for losses or unauthorized premiums or discounts existed.

Short-term loan-Interest rate risk arises on the various rates at which the Company has obtained certain short-term loans from stockholders. However, the Company expects to repay these obligations in full either at maturity or at terms set out in the specific agreements. Consequently, risk related to fluctuations on the bank prime rate is minimal. The remaining balances of short-term loans are based on fixed terms of interest. The Company expects to repay these amounts in full, thereby minimizing interest rate risk.

Reclassification-Certain prior year financial statement amounts have been reclassified to conform to current-year presentation.

4. Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have an impact.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for non-recurring financial assets and liabilities from fiscal years beginning after November 15 , 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect SFAS 159 to have an impact.

In December 2007, the FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements” (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the no controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the no controlling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the no controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

5.  Investment in Joint Venture

The Company owns a 50% equity interest in a joint venture, QPorter, Inc. with its wholly owned subsidiaries QPorter Schweiz AG and QPorter Poland, (collectively “QPorter”) as of February 12, 2007, the date of the Shareholders’ Agreement. The investment in the joint venture is accounted for using the equity method of accounting.

Due to the fact that less than 50% of the fair value of the contributed assets was cash and the cash did not remain in the joint venture, and was not used by the joint venture in transactions with parties other than the joint venture parties, the Company determined that capital contribution of the technology brought in should be recorded at carryover basis. The technology contributed by the other venturer was valued at $0 accordingly.

The Company records its share of investment income or loss based on its 50% ownership in the joint venture until the equity of the other venturer is exhausted and then recognizes 100%; however, no losses are recognized to the extent they exceed the carrying value of the investment (including the long-term loan receivable) as the Company has no obligation to fund operating losses and no other commitments or guarantees to QPorter. Therefore, no losses exceeding the investment balance will be recorded.

The financial statements of QPorter include the following information (in thousands):

	2007	2006
Current assets	216,088	0
Non-current assets	1,134,205	0
Current liabilities	154,489	0
Long tern loan due to Qnective	1,499,980	0
Shareholders' equity (deficiency)	(304,176)	0
(Loss) Income from operations	(1,558,157)	0
Net (Loss) Income	(1,558,163)	0

For 2007, the Company’s share of the loss on its investment in QPorter was $1,558,163.

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows:

	2007	2006	For the period form February 2, 2005 (inception) to December 31, 2007.
Joint venture net loss	1,558,163	0	1,558,163
Equity interest	50%	0	50%
Loss assumed	100%	0	100%
Equity loss from affiliated Company	1,558,163	0	1,558,163

The Company has never received any dividends from QPorter.

The cumulative translation adjustment of QPorter is reported as a component of the Company’s accumulated other comprehensive income (loss).

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

6. Long-term loan due from affiliated Company

The Company loaned Qporter the principal amount of $1,250,000 on July 6, 2007, and the principal amount of $249,980 on December 24, 2007.

The loan is unsecured and interest free with no right to demand repayment as long as the Company remains a shareholder of Qporter. The Shareholders' Agreement among the Company, Qporter and MobilMedia Holding AG required an advance from the Company of $1,250,000 upon the affiliate company, Qporter’s securing at least $250,000 in commercial contracts from unaffiliated third party customers or secured 3,000 new subscribers and the XMS product has successfully exited the BETA stage of its development cycle. The funds were advanced prior to the fulfillment of these conditions.

The total amounts due from QPorter as of December 31 are as follows:

	2007	2006
Gross amount	$1,499,980	0
Equity losses	(304,176)	0
Net	$1,195,804	0

7. Short-term loan

Short-term loan consists of the following:

	2007	2006

Diverse common Stockholders	$260,604	0

The short-term loan was obtained by the Company in 2007. It is unsecured and does not bear any interest. The loan is due on demand with no fixed terms of repayment.

No restrictive covenants exist in connection with the Company's debt.

8. Commitments & Contingencies

Litigation—The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

9.  Stockholders’ Equity:

Common Stock— Common stock as of December 31, 2007, and December 31, 2006, consisted of the following: $0.001 par value, 75,000,000 shares authorized, 59,000,000 and 57,750,000 shares issued and outstanding, respectively.

On February 20, 2007, the Company’s Board of Directors authorized a 16.5:1 forward stock spilt of its outstanding shares to shareholders of record on March 5, 2007. The shares authorized were not subject to the stock split. Accordingly, all references to common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Stockholders’ equity (deficiency) reflects the stock split by reclassifying from “Additional paid in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split for the beginning balance and all subsequent balances.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

On March 13, 2007, the Company sold an aggregate of 625,000 shares of common stock to an offshore investor at an issue price of $2.00 per share for total proceeds of $1,250,000. The Company issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

On July 7, 2007, the Company sold an aggregate of 625,000 shares of common stock to an offshore investor at an issue price of $2.00 per share for total proceeds of $1,250,000. The Company issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

10. Income Taxes:

In June 2006, the Financial Accounting Standards Board issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax-return positions in financial statements. The provisions of FIN 48 were effective for the Company as of January 1, 2007, and required application of FIN 48 to all existing tax positions upon initial adoption. The adoption of the standard had no effect on the Company’s financial condition or results of operation.

The following tax years remain subject to examination:

Jurisdiction	Open years
USA	2005 – 2007

At December 31, 2007, the Company had available federal net operating loss (NOL) carry forwards of approximately $105,772. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by the Company may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2007, and December 31, 2006, as follows:

	December 31, 2007	December 31, 2006
	$	$
Deferred tax assets:
Net operating loss carry-forward	21,769	11,438
Loss from equity investment	545,357	0
Less: valuation allowance	(567,126)	(11,438)
Net deferred tax assets	0	0

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

The Company has net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. The Company believes that it is more likely than not that the deferred tax assets cannot be realized. Therefore, we established a valuation allowance on net deferred tax assets of $567,126 as of December 31, 2007, and $11,438 as of December 31, 2006.

As of December 31, 2007, the Company has net operating loss carry forwards in various jurisdictions of $105,772, expiring at various times from years ending 2013 to 2015 as follows:

2007
$
2013	(4,014)
2014	(72,240)
2015	(29,518)

Total tax-deductible loss carry forward	(105,772)

The tax provisions differ from the amount computed using the federal statutory income tax rate (35% for the year ended December 31, 2007 and 15% for the period from February 2, 2005 (inception) to December 31, 2006) as follows:

	Year Ended December 31,
	2007	2006	For the period from February 2, 2005 (inception) to December 31, 2007
	$	$	$
Income tax benefit at federal statutory rate	555,688	10,836	567,126
Valuation allowance	(555,688)	(10,836)	(567,126)
	0	0	0

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)

11. Related Party Transactions

As noted under Note 6, the Company granted a long-term loan to Qporter in 2007.
As noted under Note 7, the Company received short-term loans from several Stockholders in 2007.

12. Discontinued Operations

On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).

The following table presents statement of operations for discontinued operations:

	Year ended December 31, 2007	Year ended December 31, 2006	For the period from February 2, 2005 (inception) to December 31, 2007
Total operating expense	0	72,159	76,159
Total other income (expense)	0	(81)	(95)
Net Loss	0	(72,240)	(76,254)

13. Subsequent Events

On February 20, 2008, the Company received a stockholder loan of $500,000. The loan is unsecured, interest free and due on demand with no fixed terms of repayment.

No other major events have occurred since the closing of the accounts.