Form 10-Q
period 2008-03-31
Qnective, Inc.
filed 2008-05-20
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ to _____________ 2008

COMMISSION FILE NUMBER 000-21571

QNECTIVE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	57-1094726
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

Thurgauerstrasse 54, CH-8050, Zurich, Switzerland
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

+41-44-307-5020
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock as of May 11, 2008, is 59,000,000 shares of common stock, par value $.001 per share.

 QNECTIVE, INC.
(formerly Sotech Inc.)
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Balance Sheet - March 31, 2008 and December 31, 2007	3
Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2008 and 2007	4
Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5
Notes to the Financial Statements	6
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Item 4. CONTROLS AND PROCEDURES	19

PART II OTHER INFORMATION

Item 6. EXHIBITS	20
SIGNATURES	21

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
(in $, except per share amounts)
(Unaudited)

		March 31, 2008	December 31, 2007
ASSETS (in $)		(unaudited)

Long-term loan due from affiliated company	6	1,040,539	1,195,804
Investment in Joint Venture	5	1	1
Total Assets		1,040,540	1,195,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan due to Stockholders	7	760,564	260,604
Short-term loan due to related party	7,10	5,641	-
Accounts payable		79,498	9,548
Accounts payable due to related party	10	38,101	-
Accrued Expense		35,100	15,600
Total current liabilities		918,904	285,752

Commitments & Contingencies (see Note 8)

Stockholders’ Equity :	9
Common stock, $0.001 par value; shares authorized; 75,000,000 shares issued and outstanding; 59,000,000		59,000	59,000
Additional paid in Capital		2,829,000	2,511,000
Accumulated other comprehensive income		(11,955)	3,987
Accumulated deficit during development stage		(2,754,409)	(1,663,934)
Total stockholders’ equity		121,636	910,053
Total Liabilities and Stockholders’ Equity		1,040,540	1,195,805

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		For the period from February 2, 2005 (Inception) to March 31,
	2008	2007 Restated	2008
	(unaudited)	(unaudited)	(unaudited)
Revenue:
Operating expenses
Marketing expenses	3,035	-	3,035
General and Administrative expenses	563,166	-	592,684
Total Operating expenses	566,201	-	595,719

Other Income (expense)
Equity loss from affiliated company	(524,274)	(267,803)	(2,082,436)
Total other Income (expense)	(524,274)	(267,803)	(2,082,436)
Net Loss from continued operations	(1,090,475)	(267,803)	(2,678,155)
Net Loss from discontinued operations			(76,254)
Net loss	(1,090,475)	(267,803)	(2,754,409)

Other comprehensive Loss/Income:
Foreign currency translation adjustment	(15,942)	-	(11,955)
Comprehensive Loss	(1,106,417)	(267,803)	(2,766,364)

Basic and diluted Weighted Average Shares	59,000,000	57,787,325	58,119,688

Basic and diluted Net Loss Per Share from continued operations	(0.018)	(0.005)	(0.046)

Basic and diluted Net Loss Per Share from discontinued operations	-	-	(0.001)

Basic and diluted Net Loss Per Share	(0.018)	(0.005)	(0.047)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Three months ended March 31,		For the period from February 2, 2005 (Inception) to March 31,
	2008	2007 Restated	2008
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(1,090,475)	(267,803)	(2,754,409)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss from affiliated company	524,274	(267,803)	2,082,436
Stock based compensation expense	318,000	-	318,000
Changes in operating assets and liabilities:	-	-	-
Increase (decrease) in:	-	-	-
Accounts payable and accrued expenses	127,550	-	152,698
Net cash provided by (used) in operating activities	(120,651)	-	(201,275)

Cash Flows from investing activities:
Capital Investment	-	(1,250,000)	(1,250,000)
Loan to Qporter Inc.	(384,950)	-	(1,884,930)
Net cash used in investing activities	(384,950)	(1,250,000)	(3,134,930)

Cash Flows from financing activities:
Loan from Stockholders	505,601	-	766,205
Proceed from the issuance of common stock, net of finders fees	-	1,250,000	2,570,000
Net cash provided by financing activities	505,601	1,250,000	3,336,205
Increase (decrease) in cash and cash equivalents	-	-	-
Effect of exchange rate changes on cash	-	-	-
Cash and cash equivalents, beginning of the quarter	-	-	-
Cash and cash equivalents, end of the quarter	-	-	-
Supplement Cash Flow Information:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
 NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation and Significant Accounting Policies

The condensed financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements include the accounts of the Company and its interest in its joint venture, acquired pursuant to the terms of the Shareholders’ Agreement dated February 12, 2007. The Company’s joint venture is accounted for using the equity method of accounting.

Under the terms of the Shareholders’ Agreement, the Company has the sole and exclusive option to purchase, free of all encumbrances, all of the shares of the Qporter, Inc. owned by MobilMedia Holding AG in exchange for 65% of the issued and outstanding shares of the Company subject to adjustment to account for dilution as a result of the sale by the Company of its shares in order to raise funds to be invested in the Company. The option to purchase has not yet been exercised by the Company.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on May 16, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

The Company is in the development stage and has devoted most of its efforts to raising capital. The planned principal operations have not yet commenced and there has been no revenue generated.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value instruments. This statement does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 157 was effective and adopted by the Company as of January 1, 2008. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are outside the scope of SFAS 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Prior to this election, only the unrealized losses were recorded in results of operations. The Company adopted SFAS 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s financial position and results of operations.

Stock Based Compensation - The Company accounts for options granted to persons other than employees and directors under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 98-16, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically remeasured using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period.

Reclassification - Certain prior period financial statement amounts have been reclassified to conform to current-quaterly presentation.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2.Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS No. 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Company as of January 1, 2009. As SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3.Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of ($2,754,409) and a negative cash flow from operations of ($201,275) since its inception, and had a working capital of ($918,904) at March 31, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through March 31, 2009; and, therefore, the Company will have to raise additional funding through loans and equity contributions. The Company’s ability to continue its operations and market and sell Qporter’s products and services will depend on the Company ability to raise additional financing. If the Company is unable to obtain such financing, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

Based on the Company’s business plan the Company expect to obtain no cash from internal sources, and will need additional funding from external sources of approximately $4,000,000, through March 31, 2009.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4.Restatement

The Company initially recorded, in its Form 10-QSB for the period ended March 31, 2007, the contributed assets in its 50% joint venture at fair value. During the preparation of the financial statements for the year-ended December 31, 2007, the Company determined that capital contribution of the technology brought in should have been recorded at carryover basis.

As result of the above item, the cumulative restatement effect for the three month period ended March 31, 2007, was a decrease of the investment in joint venture of $133,901, and an increase of equity loss from affiliated company of $133,901.

The Company initially recorded, in its Form 10-QSB for the period ended March 31, 2007, the equity loss from affiliated company as cash flow from investing activity. In the opinion of management, the non-cash nature of this transaction should have been recorded as an adjustment to cash flow from operating activities. The accompanying financial statements have been restated accordingly.

As result of the above item, the cumulative restatement through the quarter ended March 31, 2007, was a decrease of net cash used in operating activities as of the quarter ended March 31, 2007 of $133,902, and an increase in net cash provided in investing activities as of the quarter ended March 31, 2007 of $133,902.

The accompanying condensed financial statements have been restated retrospectively for these errors in accordance with SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”).

The following tables present a summary of the impact of the restatement:
Balance sheet	As Original Reported Quarter Ended March 31, 2007 $	Adjustments $	As Restated Quarter Ended March 31, 2007 $
Total Assets	1,116,098	(133,901)	982,197
Total Current Liabilities	6,254	0	6,254
Accumulated deficit during development stage	(210,156)	(133,901)	(344,057)
Total Stockholders’ Equity (Deficiency)	1,109,844	(133,901)	975,943

Statement of Operations	As Original Reported Quarter Ended March 31, 2007 $	Adjustments $	As Restated Quarter Ended March 31, 2007 $
Total Operating expenses	0	0	0
Equity loss from affiliated company	(133,902)	(133,901)	(267,803)
Total other income (expense)	(133,902)	(133,901)	(267,803)
Net Loss	(133,902)	(133,901)	(267,803)
Comprehensive income (loss)	0	0	0

Cash Flow Statement	As Original Reported Quarter Ended March 31, 2007 $	Adjustments $	As Restated Quarter Ended March 31, 2007 $
Net cash provided (used) in operating activities	(133,902)	133,902	0
Net cash (provided) used in investing activities	(1,116,098)	(133,902)	(1,250,000)
Net cash provided by financing activities	1,250,000	0	1,250,000
Increase (decrease) in cash and cash equivalents	0	0	0

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

 5.Investment in Joint Venture

The Company owns a 50% equity interest in a joint venture, QPorter, Inc. (with its wholly owned subsidiaries QPorter Schweiz AG and QPorter Poland, (collectively “QPorter”)) as of February 12, 2007, the date of the Shareholders’ Agreement. The investment in the joint venture is accounted for using the equity method of accounting.

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

The financial statements of QPorter include the following information:

	March 31, 2008 $	December 31, 2007 $
Current assets	308,864	216,088
Non-current assets	1,484,658	1,134,205
Current liabilities	326,048	154,489
Long term Loan due to Qnective	1,884,930	1,499,980
Shareholders’ equity (deficiency)	(844,391)	(304,176)

Three month period ended March 31	2008 $	2007 $
(Loss) Income from operations	(524,290)	(267,808)
Net (Loss) Income	(524,274)	(267,803)

For the three month periods ended March 31, 2008, and 2007, the Company’s share of the loss on its investment in QPorter was $524,274 and $267,803, respectively.

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows:

Three months period ended March 31,	2008 $	2007 Restated $	For the period form February 2, 2005 (inception) to March 31, 2008 $
Joint venture net loss	524,274	267,803	2,082,436
Equity interest	50%	50%	50%
Loss assumed	100%	100%	100%
Equity loss from affiliated Company	524,274	267,803	2,082,436

The Company has never received any dividends from QPorter.

The cumulative translation adjustment of QPorter is reported as a component of the Company’s accumulated other comprehensive income (loss).

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Long-term loan due from affiliated Company

The Company loaned Qporter the principal amount of $1,499,980 in the year 2007 and the principal amount of $384,950 on February 22, 2008.
The loans are unsecured and interest free with no right to demand repayment as long as the Company remains a shareholder of Qporter.

The total amount due from QPorter as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008 $	December 31, 2007 $
Gross amount	1,884,930	1,499,980
Equity losses	(844,391)	(304,176)
Net amount	1,040,539	1,195,804

7. Short-term loan

Short-term loan consists of the following:

	March 31, 2008 $	December 31, 2007 $
Diverse common Stockholders	760,564	260,604
MobilMedia Holding AG	5,641	-

The short-term loans were obtained by the Company in 2007 ($260,604) and 2008 ($505,601), respectively. They are unsecured and do not bear any interest. The loans are due on demand with no fixed terms of replacement. No restrictive covenants exist in connection with the Company's debt.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Contingent Liabilities - On January 1, 2008, the Company’s joint venture, Qporter, signed a Contract with ZMG, Zurich Management Group for business development support of Qporter. ZMG will assist in developing and improving the Qporter business model, developing and implementing the Qporter business strategy, including marketing, portfolio and pricing strategies, and developing the business plan, particularly with respect to cash requirements for the next year. ZMG will receive a monthly consultancy fees of $8,044 during a minimum period of 12 months and a one time payment of $20,110 for the business plan development. These costs are recorded as equity loss from affiliated Company. Additionally ZMG will receive 350,000 Qnective stock options on terms to be agreed. See Note 11 regarding accounting for stock option grants.

On January 23, 2008, the Company signed a contract with D-Age Management BV for assistance in strategic direction and financing of Qporter. D-Age will receive $22,467 per month for a period of six months, and a one time payment for expenses of $14,978. These costs are recorded in general and administrative expense. Additionally, D-Age will receive a success fee of 4 percent of the gross proceeds raised by D-Age, payable in cash upon the closing of the investment, and 2 percent of gross proceeds in the form of Qnective stock options on terms to be agreed.

On February 19, 2008, the Company signed a contract with Remaco Merger AG for assistance in financing. Remaco Merger AG received a one-time payment of $50,000, which is recorded in general and administrative expense and will receive a success fee of 3 percent of the gross proceeds, but not less than $200,000.

Litigation - The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

9. Stockholders' Equity:

Common Stock - Common Stock as of March 31, 2008 and December 31, 2007 consisted of the following: $0.001 par value, 75,000,000 shares authorized, and 59,000,000 shares issued and outstanding, respectively.

QNECTIVE INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions

As noted under note 6, the Company granted long-term loans to Qporter during 2007 and 2008.
As noted under note 7, the Company received short-term loans from several stockholders during 2007 and 2008.

During the first quarter of 2008, Oswald Ortiz, the CEO, and President of the Company, invoiced $34,500 to the Company for consulting services in his capacity as CEO for the three months period ended March 31, 2008, of which $23,000 was outstanding at March 31, 2008. The amount outstanding is presented in accounts payable due to related party.

During the first quarter of 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $20,700 to the Company for consulting services in her capacity as CFO for the three months period ended March 31, 2008, of which $13,800 was outstanding at March 31, 2008. The amount outstanding is presented in accounts payable due to related party.

At March 31, 2008, the amount due to MobilMedia Holding AG is $5,641 as a short-term loan, which is unsecured and does not bear any interest. The loan is due on demand with no fixed terms of replacement. The amount is presented in short-term loan due to related party.

11. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Three months ended March 31, 2008	Three months ended March 31, 2007	For the period from February 2, 2005 (Inception) to March 31, 2008
	$	$	$
General and Administrative Expense	318,000	-	318,000
Total	318,000	-	318,000

As stated in Note 8, the stock options have not been granted yet, however, the Company entered into the Agreement during the three month period ended March 31, 2008, for the issuance of the stock options. As a result, the Company has made the assumptions set forth in this Note.

The fair value of each option award is estimated on the estimated date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The Company assumed that the exercise price will equal the stock price of $4.00. The expected term of options granted was calculated using the expected total life. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on a peer group of companies in a similar or the same industry. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three months ended March 31, 2008	Three months ended March 31, 2007	For the period from February 2, 2005 (Inception) to March 31, 2008
Expected life	10 years	-	10 years
Volatility	100%	-	100%
Risk free interest rate	3.8%	-	3.8%
Dividends	-	-	-

The weighted average fair values per share of the stock options awarded in the three months ended March 31, 2008 was $3.60, based on the fair market value of the Company’s common stock on the grant dates.

12. Discontinued Operations

On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).

The following table presents statement of operations for discontinued operations:

	Three months ended March 31,		For the period from February 2, 2005 (inception) to March 31,
	2008 $	2007 $	2008 $
Total operating expense	0	0	76,159
Total other income (expense)	0	0	(95)
Net Loss	0	0	(76,254)

13. Subsequent Events

No major events have occurred since March 31, 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-KSB.

We are engaged in the business of researching, designing, marketing and developing telecommunications services and software.

As part of our transition strategy from a comparison shopping company to a telecommunications services business, we entered into a letter agreement dated January 2, 2007, with MobilMedia Holdings AG ("MobilMedia"), a Swiss company, to establish a joint venture to develop and commercialize MobilMedia's XMS (extended message service), a wireless mobile technology.

On February 12, 2007, our Company, MobilMedia, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders' agreement (the "Shareholders' Agreement"). Pursuant to the terms of the Shareholders' Agreement MobilMedia transferred to Qporter certain technology for a converged communication platform that integrates messenger and VoIP (voice over internet protocol) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology MobilMedia received a cash payment of $625,000 from Qporter and fifty (50%) percent of the outstanding common shares of Qporter. Also pursuant to the terms of the Shareholders' Agreement the Company received fifty (50%) percent of the outstanding common shares of Qporter in exchange for an agreement to provide equity financing to Qporter in the sum of $1,250,000 and debt financing of $1,250,000 to Qporter. The Company has fulfilled its equity and debt financing to Qporter in the sum of $2,500,000.

Because the operations and assets of Qporter represent our entire business and operations from the closing date of the joint venture, our management's discussion and analysis and plan of operations are based on Qporter's financial results for the relevant periods.

During the three months ended March 31, 2008, we continued to beta-test our VoIP telecommunications software and engaged in discussions to create a distribution network and seek strategic partners.

Selected Financial Data

Balance Sheets	March 2008	December 2007
	in $
Total long-term assets	1,040,540	1,195,805
Total current liabilities	918,904	285,752
Total long-term liabilities	-	-
Total liabilities and stockholders’ equity	1,040,540	1,195,805

Statement of Operations

	Three months ended March 31,
	2008	2007
	in $
Marketing expenses	3,035	-
Auditing	12,000	-
Consultancy fees including related party	202,486	-
General and Administrative expenses	30,680	-
Equity loss from affiliated company	524,274	267,803
Stock based compensation expense	318,000	-
Total other income (expense)	-	-
Taxes	-	-
Net loss	(772,475)	(267,803)
Other compensative income: translation adjustment	(15,942)	-
Comprehensive loss	(788,417)	(267,803)

Material Trends and Uncertainties

Periodic changes occur in our Company’s industry and business make it reasonably likely that aspects of our future operating results could be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our Company attempts to identify and describe these trends, events, and uncertainties to assist stockholders in assessing the likely future performance of our Company. Stockholders should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our Company. As a result, stockholders are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

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

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED MARCH 31, 2008 AND 2007

Net Loss

Our Company’s net loss for the three months ended March 31, 2008 was ($1,090,475) as compared to a net loss of $267,803 for the three months ended March 31, 2007. The increase in net loss during the period ended March 31, 2008, was the result of no revenue, additional marketing expenses (increase of $3,035) and consultant expenses of $202,486, of which $55,200 was to related parties, as discussed in Note 10 of the Notes to the Financial Statements, and stock based compensation expense of $318,000, and an increase in equity loss from affiliated company of $256,471.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $566,201 as compared to operating expenses of $0 for the three months ended March 31, 2007. General and administrative and marketing expenses constitute the components of our Company’s operating expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 were $563,166 compared to $0 for the three months ended March 31, 2007. The increase was mainly due to consulting expenses, and stock based compensation expense.

Other Income (Expense)

Equity loss from affiliated company for the three months ended March 31, 2008 was $524,274 compared to $267,803 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the three months ended March 31, 2008, were for operating expenses, including consultancy costs, and accounts payable. As of March 31, 2008, our Company had working capital deficiency of $918,904 compared with working capital deficiency of $285,752 as of December 31, 2007. The cash and cash equivalents of our Company was $0 as at March 31, 2008, as compared to $0 as of December 31, 2007.

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

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from the loans will not be sufficient to meet our working capital requirements for the next twelve months.  Based on our business plan, we expect to obtain no cash from internal sources and need additional funding from external sources of approximately $4,000,000, through March 31, 2009. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Operating Activities

Operating activities provided net cash of ($120,651) for the three months ended March 31, 2008, as compared to $0 used in operating activities for the three months ended March 31, 2007. The net cash used in operating activities was mainly attributable to consultant fees, and other general and administrative expenses.  The variance between 2008 and 2007 is due to fact that the Company incurred expenses in 2008 whereas in 2007 the Company’s expenses incurred where $0.

Investing Activities

Net cash used in investing activities was $384,950 for the three months ended March 31, 2008, as compared to $1,250,000 used in investing activities for the three months ended March 31, 2007.

Financing Activities

Net cash provided by financing activities was $505,601 for the three months ended March 31, 2008, as compared to financing activities which provided cash of $1,250,000 for the three months ended March 31, 2007.

The cash received in 2008 was the result of proceeds from loans of Stockholders.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED MARCH 31, 2007 AND 2006

Net Loss

Our Company’s net loss for the three months ended March 31, 2007 was $267,803 as compared to a net loss of $32,909 for the three months ended March 31, 2006. This increase was mainly due to the investment in the Company's joint venture in the first quarter 2008 and the resulting increase in equity loss from affiliated Company of $267,803.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $0 as compared to operating expenses of $32,909 for the three months ended March 31, 2006. General and administrative constitute the components of our Company’s operating expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 were $0 compared to $32,909 for the three months ended March 31, 2006.

Other Income (Expense)

Equity loss from affiliated company for the three months ended March 31, 2007 was $267,803 compared to $0 for the three months ended March 31, 2006.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the three months ended March 31, 2007, were for operating expenses, including consultancy costs, and accounts payable. As of March 31, 2007, our Company had working capital deficiency of $6,254 compared with working capital deficiency of $6,524 as of December 31, 2006. The cash and cash an equivalent of our Company was $0 as at March 31, 2007, as compared to $0 as of December 31, 2006.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity, debt financing and our ability to achieve and maintain profitable operations. Our Company received additional capital of $1,250,000 between March 13, 2007, and March 31, 2007, in connection with issuance of shares of common stock.

Operating Activities

Operating activities provided net cash of $0 for the three months ended March 31, 2007, as compared to $14,044 used in operating activities for the three months ended March 31, 2006.

Investing Activities

Net cash used in investing activities was $1,250,000 for the three months ended March 31, 2007, as compared to $0 used in investing activities for the three months ended March 31, 2006.

The cash used in investing activities in 2007 was related to the investment in the Company's joint venture QPorter.

Financing Activities

Net cash provided by financing activities was $1,250,000 for the three months ended March 31, 2007, as compared to financing activities which provided cash of $0 for the three months ended March 31, 2006.

The cash received in 2007 was the result of proceeds from issuance of shares of common stock.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MAKRET RISK

Not applicable to “smaller reporting companies” under Item 305(e) of regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2007 and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.

As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of December 31, 2007 related to financial reporting under U.S. generally accepted accounting principles and disclosure controls.

During our most recent fiscal quarter, we have planned the following steps to remediate the material weakness described above which we believe are necessary to address the issues associated with our material weakness over financial reporting and disclosure controls to improve the design and operation of the controls. Such planned changes include:

-	Training people to get the proper experience with U.S. generally accepted accounting principles,
-	Hiring consultants with knowledge of U.S. generally accepted accounting principles on an as needed basis to cure these weaknesses.

No action to remediate the material weakness has been taken as of the date of this report.

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNECTIVE, INC. (Registrant)

Dated: May 20, 2008	By:	/s/ Oswald Ortiz
Oswald Ortiz Chairman of the Board and Chief Executive Officer (principal executive officer)

Dated: May 20, 2008	By:	/s/ Francoise Lanter
Francoise Lanter Chief Financial Officer (principal financial officer and principal accounting officer)