Form 10QSB/A
period 2007-06-30
Qnective, Inc.
filed 2008-07-23
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-21571

QNECTIVE, INC. (formerly Sotech Inc.)

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
Yes  ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock as of June 10, 2008, is 59,000,000 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

EXPLANTORY NOTE

Qnective, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Form 10-QSB/A (the “Amended Report”) to its Quarterly Report on Form 10-QSB for its quarterly period ended June 30, 2007, originally filed with the US Securities and Exchange Commission (“SEC”) on August 14, 2007 (the “Original Filing”), to amend and restate its Balance Sheet (Unaudited), Statements of Operations and Comprehensive Loss (Unaudited), Statements of Cash Flows (Unaudited) and Notes to Financial Statements, in order to correct an error in the accounting of the contributed assets to the Company’s 50% joint venture, Qporter, Inc. (collectively, the “Restatement”). The Company is also filing this Amended Report to revise Item 3. Controls and Procedures, as result of the Restatement.

The Company initially recorded in the Original Filing the contributed assets in its 50% joint venture at fair value. During the preparation of the financial statements for the year ended December 31, 2007, the Company determined that the capital contribution of the technology brought in should have been recorded at carryover basis. The effects of the Restatement are more fully described in Note 4 to the Financial Statements contained in this Amended Report.

Except as discussed above and set forth in the Amended Report, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the Restatement. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Quarterly Report on Form 10-QSB/A should be read in conjunction with our filings on Form 10-QSB/A for the quarterly period ended September 30, 2007 (Amended Report) which we are filing concurrently with this Amended Report, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and our Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

Page

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Operations and Comprehensive Loss	4
Statements of Cash Flows	5
Statements of Stockholder Equity (Deficiency)	6
Notes to the Financial Statements	7
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Item 3. CONTROLS AND PROCEDURES	17

PART II OTHER INFORMATION

Item 6. EXHIBITS	18
SIGNATURES	19

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
BALANCE SHEETS
(in $, except per share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006
	Restated (unaudited)
ASSETS (in $)

Investment in Joint Venture	528,713	-
Total Assets	528,713	-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Short-term loan due to Stockholders	11,254	-
Accounts payable and accrued liabilities	1,000	6,254
Total current liabilities	12,254	6,254

Commitments & Contingencies (see Note 6)

Stockholders’ Equity (deficiency) :
Common stock, $0.001 par value;	58,375	57,750
shares authorized; 75,000 000
shares issued and outstanding; 58,375,000 and 57,750,000
Additional paid in Capital	1,261,625	12,250
Accumulated other comprehensive income	-	-
Accumulated deficit during development stage	(803,541)	(76,254)
Total stockholders’ equity (deficiency)	516,459	(6,254)
Total Liabilities and Stockholders’ Equity (deficiency)	528,713	-

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from February 2, 2005 (Inception) to June 30,
	2007 Restated	2006 Restated	2007 Restated	2006 Restated	2007 Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Operating expenses
General and Administrative expenses	6,000	-	6,000	-	6,000
Total Operating expenses	6,000	-	6,000	-	6,000

Other Income (expense)
Equity loss from affiliated company	(453,484)	-	(721,287)	-	(721,287)
Total other Income (expense)	(453,484)	-	(721,287)	-	(721,287)
Net Loss from continued operations	(459,484)	-	(727,287)	-	(727,287)
Net Loss from discontinued operations		(36,758)		(69,667)	(76,254)
Net loss	(459,484)	(36,758)	(727,287)	(69,667)	(803,541)

Other comprehensive Loss/Income:
Foreign currency translation adjustment	-	-	-	-	-
Comprehensive Loss	(459,484)	(36,758)	(727,287)	(69,667)	(803,541)

Basic and diluted Weighted Average Shares	58,375,000	57,750,000	58,226,519	57,750,000	57,848,235

Basic and diluted Net Loss Per Share from continued operations	(0.008)	-	(0.012)	-	(0.013)

Basic and diluted Net Loss Per Share from discontinued operations	-	(0.001)	-	(0.001)	(0.001)

Basic and diluted Net Loss Per Share	(0.008)	(0.001)	(0.012)	(0.001)	(0.014)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Six months ended June 30,		For the period from February 2, 2005 (Inception) to June 30,
	2007 Restated	2006	2007 Restated
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(727,287)	(69,667)	(803,541)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss from affiliated company	721,287	-	721,287
Changes in operating assets and liabilities:	-	-	-
Increase (decrease) in:	-	-	-
Accounts payable and accrued expenses	(5,254)	(319)	1,000
Net cash provided by (used) in operating activities	(11,254)	(69,986)	(81,254)

Cash Flows from investing activities:
Capital Investment	(1,250,000)	-	(1,250,000)
Loan to Qporter Inc.	-	-	-
Net cash used in investing activities	(1,250,000)	-	(1,250,000)

Cash Flows from financing activities:
Loan from Stockholders	11,254	-	11,254
Proceed from the issuance of common stock, net of finders fees	1,250,000	-	1,320,000
Net cash provided by financing activities	1,261,254	-	1,331,234
Increase (decrease) in cash and cash equivalents	-	(69,986)	-
Cash and cash equivalents, beginning of the quarter	-	69,986	-
Cash and cash equivalents, end of the quarter	-	-	-
Supplement Cash Flow Information:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY)
For the Period of February 2, 2005 (Inception) to June 30, 2007
(in $, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Stage	Income	Equity (Deficiency)

Common Stock issued for cash after 16.5 for 1 stock split	57,750,000	57,750	12,250	0	0	70,000
Net Loss for the period from February 2, 2005 (inception) to December 31, 2005	0	0	0	(4,014)	0	(4,014)
Balance at December 31, 2005	57,750,000	57,750	12,250	(4,014)	0	(65,986)
Net Loss	0	0	0	(72,240)	0	(72,240)
Balance at December 31, 2006	57,750,000	57,750	12,250	(76,254)	0	(6,254)
Common stock issued for cash at $2.00	625,000	625	1,249,375	0	0	1,250,000
Net Loss, for the six months ended June 30, 2007	0	0	0	(727,287)	0	(727,287)
Translation Adjustment	0	0	0	0	0	0
Balance at June 30, 2007	58,375,000	58,375	1,261,625	(803,541)	0	516,459

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The condensed financial statements included herein are unaudited and have been prepared by Qnective, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements include the accounts of the Company and its interest in its joint venture, acquired pursuant to the terms of the Shareholders’ Agreement dated February 12, 2007. The Company’s joint venture is accounted for using the equity method of accounting.
In the opinion of management, all adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-KSB have been omitted.

Reclassification – Certain prior period financial statement amounts have been reclassified to conform to current-quarterly presentation. In addition, certain footnote disclosures included in the 10-QSB initially filed have been omitted or revised.

2. Impact of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement expands the standards under FAS 157, Fair Value Measurement, to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value.  FAS 159 also amends Statement No. 115 (FAS 115) to require the presentation of investments in available-for-sale securities and trading securities:

(a)	in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or

(b)	in two separate line items to display the fair value and no-fair-value carrying amounts.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The adoption of SFAS No. 155 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The adoption of SFAS No. 156 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period.  It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality.  It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing.  In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance.   The adoption of SAB 108 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.”  This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.”  FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control.  It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it.  The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006.  Retrospective application of FIN No. 46R was permitted but not required.  The Company adopted this FSP prospectively.  Application of this FSP has not had a material impact on the 2006 financial statements.  The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $803,541 and a negative cash flow from operations of $81,254 since its inception, and had a working capital of ($12,254) at June 30, 2007. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue its operations and market and sell Qporter’s products and services will depend on the Company’s ability to raise additional financing. If the Company is unable to obtain such financing, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

Based on the Company’s business plan the Company expects to obtain no cash from internal sources, and will need additional funding from external sources of approximately $2,500,000, through June 30, 2008.

4. Restatement

The Company initially recorded, in its Form 10-QSB for the period ended June 30, 2007, the contributed assets in its 50% joint venture at fair value. During the preparation of the financial statements for the year-ended December 31, 2007, the Company determined that the capital contribution of the technology brought in should have been recorded at carryover basis.

As a result of the above item, the cumulative restatement effect for the three month period ended June 30, 2007, was a decrease of the investment in the joint venture of $382,146, and an increase of equity loss from affiliated company of $248,245. The cumulative restatement effect for the six month period ended June 30, 2007, was an increase of equity loss from affiliated company of $382,146.

Moreover, the Company corrected the accounting treatment for an operating lease contract in connection with its joint venture. The leasing expense was initially understated by $43,006 for the three month period ended June 30, 2007. The net result of this correction in accounting error is to increase the equity loss from affiliated company in the amount of $43,006 for the three month period, ended June 30, 2007.

The Company initially recorded in its Form 10-QSB for the six month period ended June 30, 2007, the equity loss from affiliated company as cash flow from investing activity. In the opinion of management, the non-cash nature of this transaction should have been recorded as an adjustment to cash flow from operating activities. The accompanying financial statements have been restated accordingly.

As a result of the above item, the cumulative restatement through the six month period ended June 30, 2007, was an increase of net cash used in operating activities of $339,141, and a decrease in net cash provided in investing activities of $339,141.

Discontinued Operations
On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). See Note 7.

The Company did not consider the cessation of the operation of an internet website offering comparison shopping in its initial Form 10-QSB, as discontinued operations and reclassified this accordingly.

Stockholders’ Equity:
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

The following tables present a summary of the impact of the restatement:

Balance sheet	As Originally Reported Quarter Ended June 30, 2007 $	Adjustments $	As Restated Quarter Ended June 30, 2007 $
Total Assets	910,859	(382,146)	528,713
Total Current Liabilities	12,254	0	12,254
Accumulated deficit during development stage	(421,395)	(382,146)	(803,541)
Total Stockholders’ Equity (Deficiency)	898,605	(382,146)	516,459

Statement of Operations For the three months ended	As Originally Reported Quarter Ended June 30, 2007 $	Adjustments $	As Restated Quarter Ended June 30, 2007 $
Total Operating expenses	6,000	0	6,000
Equity loss from affiliated company	(205,239)	(248,245)	(453,484)
Total other income (expense)	(205,239)	(248,245)	(453,484)
Net Loss from discontinued operations	-	-	-
Net Loss from continued operations	(211,239)	(248,245)	(459,484)
Net Loss	(211,239)	(248,245)	(459,484)
Basic and diluted Net Loss Per Share from continued operations	(0.05)	(0.042)	(0.008)
Basic and diluted Net Loss Per Share	(0.05)	(0.042)	(0.008)

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations For the six months ended	As Originally Reported Six Months Ended June 30, 2007 $	Adjustments $	As Restated Six Months Ended June 30, 2007 $
Total Operating expenses	6,000	0	6,000
Equity loss from affiliated company	(339,141)	(382,146)	(721,287)
Total other income (expense)	(339,141)	(382,146)	(721,287)
Net Loss from continued operations	(345,141)	(382,146)	(727,287)
Net Loss from discontinued operations	-	-	- -
Net loss	(345,141)	(382,146)	(727,287
Basic and diluted Net Loss Per Share from continued operations	(0.09)	(0.078)	(0.012)
Basic and diluted Net Loss Per Share	(0.09)	(0.078)	(0.012)

Statement of Operations For the three months ended	As Originally Reported Quarter Ended June 30, 2006 $	Adjustments $	As Restated Quarter Ended June 30, 2006 $
Total Operating expenses	36,758	(36,758)	-
Total other income (expense)	-	-	-
Net Loss from discontinued operations		(36,758)	(36,758)
Net Loss from continued operations	(36,758)	36,758	-
Net Loss	(36,758)	-	(36,758)
Basic and diluted Net Loss Per Share from continued operations	(0.01)	0.01	-
Basic and diluted Net Loss Per Share from discontinued operation	-	(0.001)	(0.001)
Basic and diluted Net Loss Per Share	(0.01)	0.009	(0.001)

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations For the six months ended	As Originally Reported Six Months Ended June 30, 2006 $	Adjustments $	As Restated Six Months Ended June 30, 2006 $
Total Operating expenses	69,667	(69,667)	-
Total other income (expense)	-	-	-
Net Loss from continued operations	(69,667)	69,667	-
Net Loss from discontinued operations	-	(69,667)	(69,667)
Net Loss	(69,667)	—	(69,667)
Basic and diluted Net Loss Per Share from continued operations	(0.01)	0.01	-
Basic and diluted Net Loss Per Share from discontinued operation	-	(0.001)	(0.001)
Basic and diluted Net Loss Per Share	(0.01)	(0.009)	(0.001)

Cash Flow Statement	As Originally Reported for Six Months Ended June 30, 2007 $	Adjustments $	As Restated for Six Months Ended June 30, 2007 $
Net cash provided (used) in operating activities	(350,395)	339,141	(11,254)
Net cash (provided) used in investing activities	(910,859)	(339,141)	(1,250,000)
Net cash provided by financing activities	1,261,254	0	1,261,254
Increase (decrease) in cash and cash equivalents	0	0	0

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

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The financial statements of QPorter include the following information:

	June 30, 2007 $	December 31, 2006 $
Current assets	262,458	-
Non-current assets	644,855	-
Current liabilities	378,599	-
Long term Loan due to Qnective	-	-
Shareholders’ equity (deficiency)	528,714	-

Three month period ended June 30	2007 $	2006 $
(Loss) Income from operations	(453,484)	-
Net (Loss) Income	(453,484)	-

For the three month periods ended June 30, 2007, and 2006, the Company’s share of the loss on its investment in QPorter was $453,484 and $0, respectively.

Six month period ended June 30	2007 $	2006 $
(Loss) Income from operations	(721,287)	-
Net (Loss) Income	(721,287)	-

For the six month periods ended June 30, 2007, and 2006, the Company’s share of the loss on its investment in QPorter was $721,287 and $0, respectively.

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows:

	Three month period ended June 30, 2007 $ Restated	Three month period ended June 30, 2006 $	Six month period ended June 30, 2007 $ Restated	Six month period ended June 30, 2006 $	For the period from February 2, 2005 (inception) to June 30, 2007 $ Restated
Joint venture net loss	453,484	n/a	721,287	n/a	721,287
Equity interest	50%	n/a	50%	n/a	50%
Loss assumed	100%	n/a	100%	n/a	100%
Equity loss from affiliated Company	453,484	n/a	721,287	n/a	721,287

The Company has never received any dividends from QPorter.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Commitments & Contingencies

Litigation—The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

Contingent Liabilities - The Company has agreed to invest up to an additional $1,250,000 in the joint venture.  The additional funds will be made available within 45 days of the product securing at least $250,000 in commercial contracts from unaffiliated third party customers or secured 3,000 new subscribers and the product has successfully exited the BETA stage of its development cycle.

7. Discontinued Operations

On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).

The following table presents statement of operations for discontinued operations:

	Three month period ended June 30, 2007	Three month period ended June 30, 2006	Six month period ended June 30, 2007	Six month period ended June 30, 2006	For the period from February 2, 2005 (inception) to June 30, 2007
Total operating expense	0	36,758	0	69,667	76,159
Total other income (expense)	0	0	0		(95)
Net Loss	0	(36,758)	0	(69,667)	(76,254)

8. Subsequent Events

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

No other major events have occurred since June 30, 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-KSB.

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

On February 12, 2007, our Company, MobilMedia, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders' agreement (the "Shareholders' Agreement"). Pursuant to the terms of the Shareholders' Agreement MobilMedia transferred to Qporter certain technology for a converged communication platform that integrates messenger and VoIP (voice over internet protocol) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology MobilMedia received a cash payment of $625,000 from Qporter and fifty (50%) percent of the outstanding common shares of Qporter. Also pursuant to the terms of the Shareholders' Agreement the Company received fifty (50%) percent of the outstanding common shares of Qporter in exchange for an agreement to provide equity financing to Qporter in the sum of $1,250,000 and debt financing of $1,250,000 to Qporter. The Company has partially fulfilled its investment obligation by providing equity financing to Qporter in the sum of $1,250,000.

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

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2007 AND 2006

Net Loss

Our Company’s net loss for the three months ended June 30, 2007 was $459,484 as compared to a net loss of $36,758 for the three months ended June 30, 2006. This increase was mainly due to the equity loss from affiliated company of $453,484.
Our Company’s net loss for the six months ended June 30, 2007 was $727,287 as compared to a net loss of $69,667 for the six months ended June 30, 2006. This increase was mainly due to the equity loss from affiliated company of $721,287.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $6,000 as compared to operating expenses of $0 for the three months ended June 30, 2006. General and administrative expenses constitute the components of our Company’s operating expenses.
Operating expenses for the six months ended June 30, 2007 were $6,000 as compared to operating expenses of $0 for the six months ended June 30, 2006.

Other Income (Expense)

Equity loss from affiliated company for the three months ended June 30, 2007 was $453,484 compared to $0 for the three months ended June 30, 2006.
Equity loss from affiliated company for the six months ended June 30, 2007 was $721,287 compared to $0 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the three months ended June 30, 2007, were for operating expenses, including consultancy costs, and accounts payable. As of June 30, 2007, our Company had working capital deficiency of $12,254 compared with working capital deficiency of $6,254 as of December 31, 2006. The cash and cash equivalents of our Company was $0 as at June 30, 2007, as compared to $0 as of December 31, 2006.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity, debt financing and our ability to achieve and maintain profitable operations. Our Company received additional capital of $1,250,000 on March 13, 2007, in connection with issuance of shares of common stock.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from the loans will not be sufficient to meet our working capital requirements for the next twelve months.  Based on our business plan, we expect to obtain no cash from internal sources and need additional funding from external sources of approximately $2,500,000, through June 30, 2008. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Operating Activities

Net cash used in operating activities from continued operations was $11,254 for the six months ended June 30, 2007, as compared to $0 used for the six months ended June 30, 2006. Net cash used in operating activities from discontinued operations was $0 for the six months ended June 30, 2007, as compared to $69,986 used for the six months ended June 30, 2006.

Investing Activities

Net cash used in investing activities from continued operations was $1,250,000 for the six months ended June 30, 2007, as compared to $0 used for the six months ended June 30, 2006.

The cash used in investing activities in 2007 was related to the investment in the Company's joint venture QPorter.

Financing Activities

Net cash provided by financing activities from continued operations was $1,261,254 for the six months ended June 30, 2007, as compared to financing activities from continued operations, which provided cash of $0 for the six months ended June 30, 2006. The net cash received in 2007 was the result of proceeds from the issuance of stock of $1,250,000 and from loans from stockholders of $11,254.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. CONTROLS AND PROCEDURES

We have previously disclosed that under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted evaluations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon those evaluations, our management, including our Chief Executive Officer and Chief Financial Officer, had concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

On May 16, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we determined that our unaudited quarterly financial statements for the periods ended June 30, 2007, should be restated. The need for such restatements resulted from a lack of US-GAAP knowledge of the people responsible, which we consider to be a material weakness. The material weakness and restatements relate to our investment in joint venture and to the cash flow statement.

As a result of this discovery and subsequent evaluation, we have determined that our disclosure controls and procedures were not effective as of June 30, 2007. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls was incorrect.

Our Chief Financial Officer has discussed the matters disclosed above with our independent registered public accounting firm, BDO Visura. We have concluded that the circumstances that led to the restatements resulted primarily from certain accounting practices that were implemented in the first quarter of 2007.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error.

Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNECTIVE, INC. (Registrant)

Dated: July 23, 2008	By:	/s/ Oswald Ortiz
Oswald Ortiz Chief Executive Officer and President (principal executive officer)

Dated: July 23, 2008	By:	/s/ Francoise Lanter
Francoise Lanter Chief Financial Officer (principal financial officer and principal accounting officer)