Form 10QSB/A
period 2007-09-30
Qnective, Inc.
filed 2008-07-23
CIK 1353637

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

EXPLANTORY NOTE

Qnective, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Form 10-QSB/A (the “Amended Report”) to its Quarterly Report on Form 10-QSB for its quarterly period ended September 30, 2007, originally filed with the US Securities and Exchange Commission (“SEC”) on November 13, 2007 (the “Original Filing”), to amend and restate its Balance Sheet (Unaudited), Statements of Operations and Comprehensive Loss (Unaudited), Statements of Cash Flows (Unaudited) and Notes to Financial Statements, in order to correct an error in the accounting of the contributed assets to the Company’s 50% joint venture, Qporter, Inc. (collectively, the “Restatement”). The Company is also filing this Amended Report to revise Item 3. Controls and Procedures, as result of the Restatement.

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

This Quarterly Report on Form 10-QSB/A should be read in conjunction with our filings on Form 10-QSB/A for the quarterly period ended June 30, 2007 (Amended Report) which we are filing concurrently with this Amended Report, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and our Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

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

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
BALANCE SHEET
(in $, except per share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS (in $)	Restated (unaudited)
Long-term loan due from affiliated company	1,234,675	-
Investment in Joint Venture	1	-
Total Assets	1,234,676	-
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Short-term loan due to Stockholders	11,254	-
Accounts payable and accrued liabilities	1,900	6,254
Total current liabilities	13,154	6,254

Commitments & Contingencies (see Note 7)

Stockholders’ Equity (deficiency) :
Common stock, $0.001 par value;	59,000	57,750
shares authorized; 75,000 000
shares issued and outstanding; 59,000,000 and 57,750,000
Additional paid in Capital	2,511,000	12,250
Accumulated other comprehensive income	1,235	-
Accumulated deficit during development stage	(1,349,713)	(76,254)
Total stockholders’ equity (deficiency)	1,221,522	(6,254)
Total Liabilities and Stockholders’ Equity (deficiency)	1,234,676	-

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period From February 2, 2005 (Inception) to September 30,
	2007 Restated	2006 Restated	2007 Restated	2006 Restated	2007 Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Operating expenses
General and Administrative expenses	900	-	6,900	-	6,900
Total Operating expenses	900	-	6,900	-	6,900

Other Income (expense)
Equity loss from affiliated company	(545,272)	-	(1,266,559)	-	(1,266,559)
Total other Income (expense)	(545,272)	-	(1,266,559)	-	(1,266,559)
Net Loss from continued operations	(546,172)	-	(1,273,459)	-	(1,273,459)
Net Loss from discontinued operations		(23)		(69,690)	(76,254)
Net loss	(546,172)	(23)	(1,273,459)	(69,690)	(1,349,713)

Other comprehensive Loss/Income:
Foreign currency translation adjustment	1,235	-	1,235	-	1.235
Comprehensive Loss	(544,937)	(23)	(1,272,224)	(69,690)	(1,348,478)

Basic and diluted Weighted Average Shares	58,959,239	57,750,000	58,473,443	57,750,000	57,953,608

Basic and diluted Net Loss Per Share from continued operations	(0.009)	-	(0.022)	-	(0.022)

Basic and diluted Net Loss Per Share from discontinued operations	-	(0.000)	-	(0.001)	(0.001)

Basic and diluted Net Loss Per Share	(0.009)	(0.000)	(0.022)	(0.001)	(0.023)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Nine months ended September 30,		For the period from February 2, 2005 (Inception) to September 30,
	2007 Restated	2006	2007 Restated
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(1,273,459)	(69,690)	(1,349,713)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss from affiliated company	1,266,559	-	1,266,559
Changes in operating assets and liabilities:	-	-	-
Increase (decrease) in:	-	-	-
Accounts payable and accrued expenses	(4,354)	(296)	1,900
Net cash provided by (used) in operating activities	(11,254)	(69,986)	(81,254)

Cash Flows from investing activities:
Capital Investment	(1,250,000)	-	(1,250,000)
Loan to Qporter Inc.	(1,250,000)	-	(1,250,000)
Net cash used in investing activities	(2,500,000)	-	(2,500,000)

Cash Flows from financing activities:
Loan from Stockholders	11,254	-	11,254
Proceed from the issuance of common stock, net of finders fees	2,500,000	-	2,570,000
Net cash provided by financing activities	2,511,254	-	2,581,254
Increase (decrease) in cash and cash equivalents	-	(69,986)
Effect of exchange rate changes on cash	-	-
Cash and cash equivalents, beginning of the quarter	-	69,986	-
Cash and cash equivalents, end of the quarter	-	-	-
Supplement Cash Flow Information:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY)
For the Period of February 2, 2005 (Inception) to September 30, 2007
(in $, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Stage	Income	Equity (Deficiency)

Common Stock issued for cash after 16.5 for 1 stock split	57,750,000	57,750	12,250	0	0	70,000
Net Loss for the period from February 2, 2005 (inception) to December 31, 2005	0	0	0	(4,014)	0	(4,014)
Balance at December 31, 2005	57,750,000	57,750	12,250	(4,014)	0	(65,986)
Net Loss	0	0	0	(72,240)	0	(72,240)
Balance at December 31, 2006	57,750,000	57,750	12,250	(76,254)	0	(6,254)
Common stock issued for cash at $2.00	1,250,000	1,250	2,498,750	0	0	2,500,000
Net Loss, for the six months ended September 30, 2007	0	0	0	(1,273,459)	0	(1,273,459)
Translation Adjustment	0	0	0	0	1,235	1,235
Balance at September 30, 2007	59,000,000	59,000	2,511,000	(1,349,713)	1,235	1,221,522

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

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,349,713 and a negative cash flow from operations of $11,254 since its inception, and had a working capital of ($13,154) at September 30, 2007. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on the Company’s business plan the Company expects to obtain no cash from internal sources, and will need additional funding from external sources of approximately $4,000,000, through September 30, 2008.

4. Restatement

The Company initially recorded, in its Form 10-QSB for the nine month period ended September 30, 2007, the contributed assets in its 50% joint venture at fair value. During the preparation of the financial statements for the year-ended December 31, 2007, the Company determined that the capital contribution of the technology brought in should have been recorded at carryover basis.

As a result of the above item, the cumulative restatement effect for the three month period ended September 30, 2007, was a decrease of the investment in the joint venture of $619,420, an increase of equity loss from affiliated company of $238,508 and an increase of foreign currency translation adjustment of $1,235. The cumulative restatement effect for the nine month period ended September 30, 2007, was an increase of equity loss from affiliated company of $620,655 and an increase of foreign currency translation adjustment of $1,235.

Moreover, the Company's joint venture realized a gain on sale of fixed assets of $68,256 on cars that were initially leased under an operating lease agreement and then purchased and immediately sold to a third party. This transaction was not accounted for properly in the Company's initial filing, therefore the Company’s management decided to amend and restate the initial filing for this transaction. The net result on the consolidated financial statement is a decrease of equity loss from affiliated company in amount of $68,256 for the three month period ended September 30, 2007, respectively.

The Company also corrected the accounting treatment for an operating lease contract in its joint venture that resulted in an increase of the Company's equity loss from affiliated company in the amount of $43,006 for the three month period ended June 30, 2007. Based on that and the adjustment of $68,256 noted above, the cumulative restatement effect for the nine month period ended September 30, 2007, was a decrease of equity loss from affiliated company in the amount of $25,250.

The Company initially recorded, in its Form 10-QSB for the nine month period ended September 30, 2007, the equity loss from affiliated company as cash flow from investing activity. In the opinion of management, the non-cash nature of this transaction should have been recorded as an adjustment to cash flow from operating activities. The accompanying financial statements have been restated accordingly.

As a result of the above item, the cumulative restatement through the nine month period ended September 30, 2007, was an increase of net cash used in investing activities of $1,250,000, and an increase in net cash provided by financing activities of $1,250,000.

Discontinued Operations
On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). See Note 8.

The Company did not consider the cessation of the operation of an internet website offering comparison shopping, in its initial Form 10-QSB, as discontinued operations and reclassified this accordingly.

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

The following tables present a summary of the impact of the restatement:

Balance sheet	As Originally Reported Quarter Ended September 30, 2007 $	Adjustments $	As Restated Quarter Ended September 30, 2007 $
Long-term loan due from affiliated company	1,250,000	(15,325)	1,234,675
Investment in Joint Venture	604,096	(604,096)	1
Total Assets	1,854,096	(619,420)	1,234,676
Total Current Liabilities	13,154	0	13,154
Accumulated deficit during development stage	(729,058)	620,655	(1,349,713)
Total Stockholders’ Equity (Deficiency)	1,840,942	(619,420)	1,221,522

Statement of Operations For the three months ended	As Originally Reported Quarter Ended September 30, 2007 $	Adjustments $	As Restated Quarter Ended September 30, 2007 $
Total Operating expenses	900	0	900
Equity loss from affiliated company	(306,764)	(238,508)	(545,272)
Total other income (expense)	(306,764)	(238,508)	(545,272)
Net Loss	(307,646)	(238,526)	(546,172)
Foreign currency translation adjustment	0	1,235	1,235
Comprehensive Loss	(307,646)	(237,291)	(544,937)
Basic and diluted Net Loss Per Share from continued operations	(0.01)	0.001	(0.009)
Basic and diluted Net Loss Per Share	(0.01)	0.001)	(0.009)

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations For the nine months ended	As Originally Reported Nine Months Ended September 30, 2007 $	Adjustments $	As Restated Nine Months Ended September 30, 2007 $
Total Operating expenses	6,900	0	6,900
Equity loss from affiliated company	(645,904)	(620,655)	(1,266,559)
Total other income (expense)	(645,904)	(620,655)	(1,266,559)
Net Loss from continued operations	(652,804)	(620,655)	(1,273,459)
Net Loss from discontinued operations	-	-	-
Net Loss	(652,804)	(620,655)	(1,273,459)
Foreign currency translation adjustment	0	1,235	1,235
Comprehensive Loss	(652,804)	(619,420)	(1,272,224)
Basic and diluted Net Loss Per Share from continued operations	(0.01)	(0.012)	(0.022)
Basic and diluted Net Loss Per Share from discontinued operation	-	-	-
Basic and diluted Net Loss Per Share	(0.01)	(0.012)	(0.022)

Statement of Operations For the three months ended	As Originally Reported Quarter Ended September 30, 2006 $	Adjustments $	As Restated Quarter Ended September 30, 2006 $
Total Operating expenses	23	(23)	-
Total other income (expense)	-		-
Net Loss from discontinued operations	-	(23)	(23)
Net Loss from continued operations	(23)	23	-
Net Loss	(23)	-	(23)
Basic and diluted Net Loss Per Share from continued operations	(0.01)	0.01	-
Basic and diluted Net Loss Per Share from discontinued operation	-	(0.000)	(0.000)
Basic and diluted Net Loss Per Share	(0.01)	0.01	-

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations For the nine months ended	As Originally Reported Nine Months Ended September 30, 2006 $	Adjustments $	As Restated Nine Months Ended September 30, 2006 $
Total Operating expenses	69,690	(69,690)	-
Total other income (expense)	-	-	-
Net Loss from continued operations	(69,690)	69,690	-
Net Loss from discontinued operations	-	(69,690)	(69,690)
Net Loss	(69,690)	-	(69,690)
Basic and diluted Net Loss Per Share from continued operations	(0,01)	0,01	-
Basic and diluted Net Loss Per Share from discontinued operation	-	(0,001)	(0,001)
Basic and diluted Net Loss Per Share	(0,01)	(0,009)	(0,001)

Cash Flow Statement	As Originally Reported For Nine Months Ended September 30, 2007 $	Adjustments $	As Restated for Nine Months Ended September 30, 2007 $
Net cash provided (used) in operating activities	(11,254)	0	(11,254)
Net cash (provided) used in investing activities	(1,250,000)	(1,250,000)	(2,500,000)
Net cash provided by financing activities	1,261,254	1,250,000	2,511,254
Increase (decrease) in cash and cash equivalents	0	0	0

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

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The financial statements of QPorter include the following information:

	September 30, 2007 $	December 31, 2006 $
Current assets	969,274	-
Non-current assets	645,521	-
Current liabilities	380,118	-
Long term Loan due to Qnective	1,250,000	-
Shareholders’ equity (deficiency)	(15,323)	-

Three month period ended September 30	2007 $	2006 $
(Loss) Income from operations	(545,272)	-
Net (Loss) Income	(545,272)	-

For the three month periods ended September 30, 2007, and 2006, the Company’s share of the loss on its investment in QPorter was $545,272 and $0, respectively.

Nine month period ended September 30	2007 $	2006 $
(Loss) Income from operations	(1,266,559)	-
Net (Loss) Income	(1,266,559)	-

For the nine month periods ended September 30, 2007, and 2006, the Company’s share of the loss on its investment in QPorter was $1,266,559 and $0, respectively.

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows:

	Three month period ended September 30, 2007 $ Restated	Three month period ended September 30, 2006 $	Nine month period ended September 30, 2007 $ Restated	Nine month period ended September 30, 2006 $	For the period from February 2, 2005 (inception) to September 30, 2007 $ Restated
Joint venture net loss	545,272	n/a	1,266,559	n/a	1,266,559
Equity interest	50%	n/a	50%	n/a	50%
Loss assumed	100%	n/a	100%	n/a	100%
Equity loss from affiliated Company	545,272	n/a	1,266,559	n/a	1,266,559

The Company has never received any dividends from QPorter.

The cumulative translation adjustment of QPorter is reported as a component of the Company’s accumulated other comprehensive income (loss).

QNECTIVE, INC. (formerly Sotech Inc.) (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Long-term loan due from affiliated Company

The Company loaned Qporter the principal amount of $1,250,000 on July 6, 2007. The loan is unsecured and interest free with no right to demand repayment as long as the Company remains a shareholder of Qporter. The Shareholders' Agreement among the Company, Qporter and MobilMedia Holding AG required an advance from the Company of $1,250,000 upon the affiliate company, Qporter’s securing at least $250,000 in commercial contracts from unaffiliated third party customers or secured 3,000 new subscribers and the XMS product has successfully exited the BETA stage of its development cycle. The funds were advanced prior to the fulfillment of these conditions.

The total amounts due from QPorter are as follows:

	September 30, 2007 $	December 31, 2006 $
Gross amount	1,250,000	-
Equity losses	(15,325)	-
Net	1,234,675	-

7. Commitments & Contingencies

Litigation—The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

8. Discontinued Operations

On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).

The following table presents statement of operations for discontinued operations:

	Three month period ended September 30, 2007	Three month period ended September 30, 2006	Nine month Period ended September 30, 2007	Nine month Period ended September 30, 2006	For the period from February 2, 2005 (inception) to September 30, 2007
Total operating expense	0	23	0	69,690	76,159
Total other income (expense)	0	0	0	0	(95)
Net Loss	0	23	0	(69,690)	(76,254)

9. Subsequent Events

No major events have occurred since September 30, 2007.

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

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

Net Loss

Our Company’s net loss for the three months ended September 30, 2007 was $546,172 as compared to a net loss of $23 for the three months ended September 30, 2006. This increase was mainly due to the equity loss from affiliated company of $545,272.
Our Company’s net loss for the nine months ended September 30, 2007 was $1,273,459 as compared to a net loss of $69,690 for the nine months ended September 30, 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $900 as compared to operating expenses of $0 for the three months ended September 30, 2006. General and administrative expenses constitute the components of our Company’s operating expenses.
Operating expenses for the nine months ended September 30, 2007 were $6,900 as compared to operating expenses of $0 for the nine months ended September 30, 2006.

Other Income (Expense)

Equity loss from affiliated company for the three months ended September 30, 2007 was $545,272 compared to $0 for the three months ended September 30, 2006.
Equity loss from affiliated company for the nine months ended September 30, 2007 was $1,266,559 compared to $0 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the three months ended September 30, 2007, were for operating expenses, including consultancy costs, and accounts payable. As of September 30, 2007, our Company had working capital deficiency of $13,154 compared with working capital deficiency of $6,254 as of December 31, 2006. The cash and cash equivalents of our Company was $0 as at September 30, 2007, as compared to $0 as of December 31, 2006.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity, debt financing and our ability to achieve and maintain profitable operations. Our Company received additional capital of $2,500,000 on March 13, 2007 and on July 07, 2007, in connection with issuance of shares of common stock.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from the loans will not be sufficient to meet our working capital requirements for the next twelve months.  Based on our business plan, we expect to obtain no cash from internal sources and need additional funding from external sources of approximately $4,000,000, through September 30, 2008. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Operating Activities

Net cash used in operating activities from continued operations was $11,254 for the nine months ended September 30, 2007, as compared to $0 used for the nine months ended September 30, 2006. Net cash used in operating activities from discontinued operations was $0 for the nine months ended September 30, 2007, as compared to $69,986 for the nine months ended September 30, 2006.

Investing Activities

Net cash used in investing activities from continued operations was $2,500,000 for the nine months ended September 30, 2007, as compared to $0 used for the nine months ended September 30, 2006.

The cash used in investing activities in 2007 was related to the investment in the Company's joint venture QPorter.

Financing Activities

Net cash provided by financing activities from continued operations was $2,511,254 for the nine months ended September 30, 2007, as compared to financing activities from continued operations, which provided cash of $0 for the nine months ended September 30, 2006. The net cash received in 2007 was the result of proceeds from the issuance of stock of $2,500,000 and from loans from stockholder of $11,254.

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

On May 16, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we determined that our unaudited quarterly financial statements for the periods ended September 30, 2007, should be restated. The need for such restatements resulted from a lack of US-GAAP knowledge of the people responsible, which we consider to be a material weakness. The material weakness and restatements relate to our investment in joint venture and to the cash flow statement.

As a result of this discovery and subsequent evaluation, we have determined that our disclosure controls and procedures were not effective as of September 30, 2007. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls was incorrect.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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