Form 10-Q
period 2008-06-30
Qnective, Inc.
filed 2008-07-24
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Non-accelerated filer   ☐ (Do not check if a smaller reporting company) Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock as of July 24, 2008, is 59,000,000 shares of common stock, par value $.001 per share.

 QNECTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
QNECTIVE, INC. (A Development Stage Company)
BALANCE SHEET
(in $, except per share amounts)
(Unaudited)

		June 30, 2008	December 31, 2007
ASSETS (in $)		(unaudited)

Long-term loan due from affiliated company	5	1,269,278	1,195,804
Investment in Joint Venture	4	1	1
Total Assets		1,269,279	1,195,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan due to Stockholders	6	1,810,564	260,604
Short-term loan due to related party	6,9	5,640	0
Accounts payable		184,899	9,548
Accounts payable due to related party	9	142,191	0
Accrued Expense		68,000	15,600
Total current liabilities		2,211,294	285,752
Commitments & Contingencies (see Note 7)

Stockholders’ Equity (deficiency):	8,10
Common stock, $0.001 par value; shares authorized; 75,000,000 shares issued and outstanding; 59,000,000		59,000	59,000
Additional paid in Capital		2,785,620	2,511,000
Accumulated other comprehensive income (loss)		(9,526)	3,987
Accumulated deficit during development stage		(3,777,109)	(1,663,934)
Total stockholders’ equity (deficiency)		(942,015)	910,053
Total Liabilities and Stockholders’ Equity (deficiency)		1,269,279	1,195,805

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from February 2, 2005 (Inception) to June 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses
Marketing Expense	0	0	3,035	0	3,035
General and Administrative expenses	449,469	6,000	1,012,635	6,000	1,042,153
Total Operating expenses	449,469	6,000	1,015,670	6,000	1,045,188

Other Income (expense)
Equity loss from affiliated company	(573,231)	(453,484)	(1,097,505)	(721,287)	(2,655,667)
Total other Income (expense)	(573,231)	(453,484)	(1,097,505)	(721,287)	(2,655,667)
Net Loss from continued operations	(1,022,700)	(459,484)	(2,113,175)	(727,287)	(3,700,855)
Net Loss from discontinued operations	0	0	0	0	(76,254)
Net loss	(1,022,700)	(459,484)	(2,113,175)	(727,287)	(3,777,109)

Other comprehensive Loss/Income:
Foreign currency translation adjustment	2,429	0	(13,513)	0	(9,526)
Comprehensive Loss	(1,020,271)	(459,484)	(2,126,688)	(727,287)	(3,786,635)

Basic and diluted Weighted Average Shares	59,000,000	58,375,000	59,000,000	58,226,519	58,184,084

Basic and diluted Net Loss Per Share from continued operations	(0.017)	(0.008)	(0.036)	(0.012)	(0.064)

Basic and diluted Net Loss Per Share from discontinued operations	0	0	0	0	(0.001)

Basic and diluted Net Loss Per Share	(0.017)	(0.008)	(0.036)	(0.012)	(0.065)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Six months ended June 30,		For the period from February 2, 2005 (Inception) to June 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(2,113,175)	(727,287)	(3,777,109)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss from affiliated company	1,097,505	721,287	2,655,667
Stock based compensation expense	274,620	0	274,620
Changes in operating assets and liabilities:
Increase (decrease) in:		0
Accounts payable and accrued expenses	369,942	(5,254)	395,090
Net cash provided by (used) in operating activities	(371,108)	(11,254)	(451,732)

Cash Flows from investing activities:
Capital Investment	0	(1,250,000)	(1,250,000)
Loan to Qporter Inc.	(1,184,492)	0	(2,684,472)
Net cash used in investing activities	(1,184,492)	(1,250,000)	(3,934,472)

Cash Flows from financing activities:
Loan from MobilMedia Holding AG	5,640		5,640
Loan from Stockholders	1,549,960	11,254	1,810,564
Proceed from the issuance of common stock, net of finders fees	-	1,250,000	2,570,000
Net cash provided by financing activities	1,555,600	1,261,254	4,386,204
Increase (decrease) in cash and cash equivalents	0	0	0
Effect of exchange rate changes on cash	0	0	0
Cash and cash equivalents, beginning of the quarter	0	0	0
Cash and cash equivalents, end of the quarter	0	0	0
Supplement Cash Flow Information:
Cash paid for interest	0	0	0
Cash paid for taxes	0	0	0

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
 NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation and Significant Accounting Policies

The condensed financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements include the accounts of the Company and its interest in its joint venture, acquired pursuant to the terms of the Shareholders’ Agreement dated February 12, 2007. The Company’s joint venture is accounted for using the equity method of accounting.

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

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2.Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

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

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3.Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,777,109 and a negative cash flow from operations of $451,732 since its inception, and had a working capital deficiency of $2,211,294 at June 30, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through June 30, 2009; and, therefore, the Company will have to raise additional funding through loans and equity contributions. The Company’s ability to continue its operations and market and sell Qporter’s products and services will depend on the Company’s ability to raise additional financing. If the Company is unable to obtain such financing, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

Based on the Company’s business plan the Company does not expect to obtain cash from internal sources, and will need additional funding from external sources of approximately $4,500,000, through June 30, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

 4.Investment in Joint Venture

The Company owns a 50% equity interest in a joint venture, QPorter, Inc. (with its wholly owned subsidiaries QPorter Schweiz AG and QPorter Poland, (collectively “QPorter”)) as of February 12, 2007, the date of the Shareholders’ Agreement. The investment in the joint venture is accounted for using the equity method of accounting.

Due to the fact that less than 50% of the fair value of the contributed assets was cash and the cash did not remain in the joint venture, and was not used by the joint venture in transactions with parties other than the joint venture parties, the Company determined that the capital contribution of the technology brought in should be recorded at carryover basis. The technology contributed by the other venturer was valued at $0 accordingly.

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

The financial statements of QPorter include the following information:

	June 30, 2008 $	December 31, 2007 $
Current assets	258,086	216,088
Non-current assets	1,519,489	1,134,205
Current liabilities	508,298	154,489
Long term Loan due to Qnective	2,684,472	1,499,980
Shareholders’ equity (deficiency)	(1,415,195)	(304,176)

	Three month period ended June 30, 2008 $	Three month period ended June 30, 2007 $	Six month period ended June 30, 2008 $	Six month period ended June 30, 2007 $	For the period From February 2, 2005 (inception) to June 30, 2008 $
(Loss) Income from operations	(573,231)	(453,484)	(1,097,505)	(721,287)	(2,655,667)
Net (Loss) Income	(573,231)	(453,484)	(1,097,505)	(721,287)	(2,655,667)

For the three month periods ended June 30, 2008, and 2007, the Company’s share of the loss on its investment in QPorter was $573,231 and $453,484, respectively.
For the six month periods ended June 30, 2008, and 2007, the company’s share of the loss on its investment in QPorter was $1,097,505 and $721,287, respectively.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows:

	Three months period ended June 30, 2008 $	Three months period ended June 30, 2007 $	Six months period ended June 30, 2008 $	Six months period ended June 30, 2007 $	For the period From February 2, 2005 (inception) to June 30, 2008 $
Joint venture net loss	573,231	453,484	1,097,505	721,287	2,655,667
Equity interest	50%	50%	50%	50%	50%
Loss assumed	100%	100%	100%	100%	100%
Equity loss from affiliated Company	573,231	453,484	1,097,505	721,287	2,655,667

The Company has never received any dividends from QPorter.

The cumulative translation adjustment of QPorter is reported as a component of the Company’s accumulated other comprehensive income (loss).

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Long-term loan due from affiliated Company

The Company loaned Qporter the principal amount of $1,499,980 in the year 2007 and the principal amount of $384,950 on February 22, 2008 and the principal amount of $350,000 on May 15, 2008 as well as the principal amount of $449,542 on June 11, 2008.

The loans are unsecured and interest free with no right to demand repayment as long as the Company remains a shareholder of Qporter.

The total amount due from QPorter as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008 $	December 31, 2007 $
Gross amount	2,684,472	1,499,980
Equity losses, including other comprehensive income/loss	(1,415,194)	(304,176)
Net amount	1,269,278	1,195,804

6. Short-term loan

Short-term loan consists of the following:

	June 30, 2008 $	December 31, 2007 $
Diverse common Stockholders	1,810,564	260,604
MobilMedia Holding AG	5,640	0

The short-term loans were obtained by the Company in 2007 ($260,604) and 2008 ($1,555,600), respectively. They are unsecured and do not bear any interest. The loans are due on demand with no fixed terms of repayment. No restrictive covenants exist in connection with the Company's debt.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies

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

On June 20, 2008, the contract dated January 1, 2008, between Qporter and ZMG was amended with respect to the grant of options to purchase shares of Qnective common stock as follows:

1.
An option to purchase 150,000 shares of Qnective common stock at the then fair market value of the stock will be granted to Mr. Zoran Trifkovic, the President of ZMG, upon (i) Qporter's acceptance of the business plan, organizational structure, and operational processes created by ZMG and (ii) Mr. Zoran Trifkovic has remained President of Qporter Schweiz AG, Qporter's wholly owned subsidiary until December 31, 2010.

2.
An option to purchase 50,000 shares of Qnective common stock at the then fair market value of the stock will be granted to Mr. Zoran Trifkovic for each introduction he or ZMG makes to Qporter which results in a signed contract between Qporter and a customer, international distributor, telecom operator, or internet service provider.

3.
An option to purchase 50,000 shares of Qnective common stock at the then fair market value will be granted to Mr. Zoran Trifkovic for each introduction he or ZMG makes to Qporter which results in an investment in Qnective of at least $500,000.

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

8. Stockholders' Equity:

Common Stock - Common Stock as of June 30, 2008 and December 31, 2007 consisted of the following: $0.001 par value, 75,000,000 shares authorized and 59,000,000 shares issued and outstanding.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Related Party Transactions

As noted under note 5, the Company granted long-term loans to Qporter during 2007 and 2008.
As noted under note 6, the Company received short-term loans from several stockholders during 2007 and 2008.

During the six months of 2008, Oswald Ortiz, the CEO, and President of the Company, invoiced $94,794 to the Company for consulting services in his capacity as CEO for the six month period ended June 30, 2008, of which $47,397 was outstanding at June 30, 2008. The amount outstanding is presented in accounts payable due to related party.

During the six months of 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $56,876 to the Company for consulting services in her capacity as CFO for the six month period ended June 30, 2008, of which $47,397 was outstanding at June 30, 2008. The amount outstanding is presented in accounts payable due to related party.

During the six months of 2008, Tan Siekmann, the CTO of the Company, invoiced $94,794 to the Company for consulting services in his capacity as CTO for the six month period ended June 30, 2008, of which $47,397 was outstanding at June 30, 2008. The amount outstanding is presented in accounts payable due to related party.

At June 30, 2008, the amount due to MobilMedia Holding AG is $5,640 as a short-term loan, which is unsecured and does not bear any interest. The loan is due on demand with no fixed terms of repayment. The amount is presented in short-term loan due to related party.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	For the period from February 2, 2005 (Inception) to June 30, 2008
	$	$	$	$	$
General and Administrative Expense	(43,380)	0	274,620	0	274,620
Total	(43,380)	0	274,620	0	274,620

As stated in Note 7, the stock options have not been granted yet, however, the Company entered into the Agreement during the three month period ended March 31, 2008, for the issuance of the stock options, which was amended on June 20, 2008. As a result, the Company has made the assumptions set forth in this Note.
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
The amendment was accounted for in accordance with Staff Accounting Bulletin Topic 14A, Share-Based payment, that suggests that the methodology prescribed in Statement 123R generally would be appropriate to account for modifications to nonemployee awards. Based on that, 150,000 options were treated as type I modification that does not change the fact that the award will ultimately vest and accordingly continued to recognize stock based compensation expense. The remaining 200,000 options were treated as type II modification that does change the expectation that the award will ultimately vest and therefore reversed the stock based compensation expense recorded in the three month period ended March 31, 2008 of $181,000.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

As the Company agreed about the stock options, the Company didn’t enhance the stock-based compensation.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	For the period from February 2, 2005 (Inception) to June 30, 2008
Expected life	10 years	-	10 years	-	10 years
Volatility	100%	-	100%	-	100%
Risk free interest rate	3.8%	-	3.8%	-	3.8%
Dividends	-	-	-	-	-

The weighted average fair values per share of the stock options awarded in the six months period ended June 30, 2008 was $3.74, based on the fair market value of the Company’s common stock at June 30, 2008.

11. Discontinued Operations

On February 1, 2007 the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).

The following table presents statement of operations for discontinued operations:

	Three months ended June 30,		Six months ended June 30,		For the period From February 2, 2005 (inception) to June 30,
	2008 $	2007 $	2008 $	2007 $	2008 $
Total operating expense	0	0	0	0	76,159
Total other income (expense)	0	0	0	0	(95)
Net Loss	0	0	0	0	(76,254)

12. Subsequent Events

On July 7, 2008, the Company entered into a subscription agreement with Aquanil Advisors Inc. Aquanil has agreed to purchase 1,000,000 shares of common stock, par value $0.001 per share, for a purchase price of $2.00 per share or $2,000,000 in the aggregate. No underwriting discounts or commissions will be paid in connection with the sale of the shares. The shares will be issued in a private transaction pursuant to Regulation S promulgated under Securities Act of 1933, as amended. The Company anticipates that the closing of the purchase and sale of the Shares, will take place on or before July 31, 2008.

On July 16, 2008, the Company’s joint venture, Qporter, launched the product Qtalk™, a VOIP application for mobile in Switzerland, Germany and Austria. The basic version of Qtalk™ may be downloaded for a free 30-day trial, after which the service will be charged.

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

During the three months ended June 30, 2008, we continued to beta-test our VoIP telecommunications software and engaged in discussions to create a distribution network and seek strategic partners.

Selected Financial Data

Balance Sheets	June 2008	December 2007
	in $
Total long-term assets	1,269,279	1,195,805
Total current liabilities	2,211,294	285,752
Total long-term liabilities	0	0
Total liabilities and stockholders’ equity	1,269,279	1,195,805

Statement of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	in $			In $
Marketing expenses	0	0	3,035	0
Auditing	129,932	0	141,932	0
Consultancy fees including related party	162,486	0	364,971	0
Other general and administrative expenses	200,431	6,000	231,112	6,000
Equity loss from affiliated company	573,231	453,484	1,097,505	721,287
Stock based compensation expense	(43,380)	0	274,620	0
Taxes	0	0	0	0
Net loss	1,022,700	459,484	2,113,175	727,287
Other comprehensive income (loss)	2,429	0	(13,513)	0
Comprehensive loss	1,020,271	459,484	2,126,688	727,287

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

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2008 AND 2007

Net Loss

Our Company’s net loss for the three months ended June 30, 2008 was $1,022,700 as compared to a net loss of $459,484 for the three months ended June 30, 2007. The increase in net loss during the period ended June 30, 2008, was mainly the result of additional auditing and legal expenses (increase of $252,941) and consultant expenses of $162,486, of which $65,786 was to related parties, and an increase in equity loss from affiliated company of $119,747 and a decrease of stock based compensation expenses of $43,380.

Our Company’s net loss for the six months ended June 30, 2008 was $2,113,175 as compared to a net loss of $727,287 for the six months ended June 30, 2007. The increase in net loss during the period ended June 30, 2008, was mainly the result of additional consultant expenses of $364,971, of which $246,464 was to related parties, an increase in auditing and legal expenses of $291,508, and an increase of stock based compensation expenses of $274,620.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $449,469 as compared to operating expenses of $6,000 for the three months ended June 30, 2007. General and administrative expenses ($449,469) and marketing expenses ($0) constitute the components of our Company’s operating expenses.

Operating expenses for the six months ended June 30, 2008 were $1,015,670 as compared to operating expenses of $6,000 for the six months ended June 30, 2007. General and administrative expenses ($1,012,635) and marketing expenses ($3,035) constitute the components of our company’s operating expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 were $449,469 compared to $6,000 for the three months ended June 30, 2007. The increase was mainly due to consulting expenses, and auditing and legal expenses.

General and administrative expenses for the six months ended June 30, 2008 were $1,012,635 compared to $6,000 for the six months ended June 30, 2007. The increase was mainly due to consulting expenses, auditing and legal expenses and stock based compensation expense.

Other Income (Expense)

Equity loss from affiliated company for the three months ended June 30, 2008 was $573,231 compared to $453,484 for the three months ended June 30, 2007.

Equity loss from affiliated company for the six months ended June 30, 2008 was $1,097,505 compared to $721,287 for the six months ended June 30, 2007.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2008 AND 2007

Liquidity and Capital Resources

Our Company’s principal cash requirements for the six months ended June 30, 2008, were for operating expenses, including consultancy costs, auditing and legal costs. As of June 30, 2008, our Company had a working capital deficiency of $2,211,294 compared with working capital deficiency of $285,752 as of December 31, 2007. The cash and cash equivalents of our Company was $0 as of June 30, 2008, as compared to $0 as of December 31, 2007.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity, debt financing and our ability to achieve and maintain profitable operations. Our Company received additional capital of $2,500,000 between March 13, 2007, and July 7, 2007, in connection with issuance of shares of common stock and additional capital of $1,810,564 between December 24, 2007, and June 30, 2008 in connection with loans.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from loans will not be sufficient to meet our working capital requirements for the next twelve months.  Based on our business plan, we expect to obtain no cash from internal sources and we expect to need additional funding from external sources of approximately $4,500,000, through June 30, 2009. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Operating Activities

Operating activities used net cash of $371,108 for the six months ended June 30, 2008, as compared to $11,254 used in operating activities for the six months ended June 30, 2007. The net cash used in operating activities was mainly attributable to consultant fees, and other general and administrative expenses.  The variance between 2008 and 2007 is due to fact that the Company incurred higher expenses in the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007.

Investing Activities

Net cash used in investing activities was $1,184,492 for the six months ended June 30, 2008, as compared to $1,250,000 used in investing activities for the six months ended June 30, 2007.  The Company invested equity in the six month period ended June 30, 2007 and loans in the six month period ended June 30, 2008, into its joint venture QPorter.

Financing Activities

Net cash provided by financing activities was $1,555,600 for the six months ended June 30, 2008, as compared to financing activities which provided net cash of $1,261,254 for the six months ended June 30, 2007.

The cash received in 2008 was the result of proceeds from loans from stockholders and related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.

As a result of such evaluation, management identified the following material weakness in our internal control over financial reporting as of December 31, 2007: material weaknesses regarding financial reporting under U.S. generally accepted accounting principles and disclosure controls.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QNECTIVE, INC. (Registrant)

Dated: July 24, 2008	By:	/s/ Oswald Ortiz
Oswald Ortiz Chief Executive Officer and President (principal executive officer)

Dated: July 24, 2008	By:	/s/ Francoise Lanter
Francoise Lanter Chief Financial Officer (principal financial officer and principal accounting officer)