Form 10-Q
period 2008-09-30
Qnective, Inc.
filed 2008-11-14
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock as of November 14, 2008, is 59,900,000 shares of common stock, par value $.001 per share.

QNECTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
QNECTIVE, INC. (A Development Stage Company)
BALANCE SHEET
(in $, except per share amounts)
(Unaudited)

		September 30,	December 31,
		2008	2007
		(unaudited)
ASSETS (in $)
Current assets:
Cash		1,157,473	0
Total current assets:		1,157,473	0
Long-term loan due from affiliated company	5	967,974	1,195,804
Investment in joint venture	4	1	1
Total assets		2,125,448	1,195,805
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Short-term loan due to stockholders	6	1,810,564	260,604
Short-term loan due to related party	6,10	5,640	0
Accounts payable		139,833	9,548
Accounts payable due to related party	10	106,757	0
Accrued expense		88,850	15,600
Total current liabilities		2,151,644	285,752
Long-term convertible debenture	7	151,583	0
Total liabilities		2,303,227	285,752
Commitments & contingencies (see Note 8)

Stockholders’ Equity (deficiency):	9,11
Common stock, $0.001 par value; shares authorized; 75,000,000 shares issued and outstanding; 59,000,000		59,000	59,000
Additional paid in capital		4,800,216	2,511,000
Accumulated other comprehensive income (loss)		48,033	3,987
Accumulated deficit during development stage		(5,085,028)	(1,663,934)
Total stockholders’ equity (deficiency)		(177,779)	910,053
Total Liabilities and Stockholders’ Equity (deficiency)		2,125,448	1,195,805

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from February 2, 2005 (Inception) to September 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses
Marketing expense	0	0	3,035	0	3,035
General and administrative expenses	300,338	900	1,312,973	6,900	1,342,491
Total Operating expenses	300,338	900	1,316,008	6,900	1,345,526

Other income (expense)
Interest expense	(49,708)	0	(49,708)	0	(49,708)
Equity loss from affiliated company	(957,873)	(545,272)	(2,055,378)	(1,266,559)	(3,613,540)
Total other income (expense)	(1,007,581)	(545,272)	(2,105,086)	(1,266,559)	(3,663,248)
Net Loss from continued operations	(1,307,919)	(546,172)	(3,421,094)	(1,273,459)	(5,008,774)
Net Loss from discontinued operations	0	0	0	0	(76,254)
Net loss	(1,307,919)	(546,172)	(3,421,094)	(1,273,459)	(5,085,028)
Other comprehensive loss/income:
Foreign currency translation adjustment	57,559	1,235	44,046	1,235	48,033
Comprehensive Loss	(1,250,360)	(544,937)	(3,377,048)	(1,272,224)	(5,036,995)

Basic and diluted weighted average shares	59,000,000	58,775,039	59,000,000	58,473,443	58,240,269

Basic and diluted net loss per share from continued operations	(0.022)	(0.009)	(0.058)	(0.022)	(0.086)

Basic and diluted net loss per share from discontinued operations	0	0	0	0	(0.001)

Basic and diluted net loss per share	(0.022)	(0.009)	(0.058)	(0.022)	(0.087)

 See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY)
(in $, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	Income	(Deficiency)
Balance at December 31, 2007	59,000,000	59,000	2,511,000	(1,663,934)	3,987	910,053
Stock based compensation	0	0	391,091	0	0	391,091
Discount on convertible debenture	0	0	1,850,000	0	0	1,850,000
Interest expense on convertible debenture	0	0	48,125	0	0	48,125
Foreign currency translation adjustments	0	0	0	0	44,046	44,046
Net Loss	0	0	0	(3,421,094)	0	(3,421,094)
Balance at September 30, 2008	59,000,000	59,000	4,800,216	(5,085,028)	48,033	(177,779)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Nine months ended		For the period from February 2, 2005 (Inception) to
	September 30,		September 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(3,421,094)	(1,273,459)	(5,085,028)
Adjustments to reconcile net loss to cash used in operating activities:
Equity loss from affiliated company	2,055,379	1,266,559	3,613,541
Stock based compensation expense	391,091	0	391,091
Interest expense	49,708	0	49,708
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	310,291	(4,354)	335,439
Net cash provided by (used in) operating activities	(614,625)	(11,254)	(695,249)

Cash flows from investing activities:
Capital Investment	0	(1,250,000)	(1,250,000)
Loan to Qporter Inc. and Qporter Schweiz AG	(1,783,502)	(1,250,000)	(3,283,482)
Net cash used in investing activities	(1,783,502)	(2,500,000)	(4,533,482)

Cash flows from financing activities:
Loan from related parties	5,640	0	5,640
Convertible debenture	2,000,000	0	2,000,000
Loan from Stockholders	1,549,960	11,254	1,810,564
Proceed from the issuance of common stock, net of finders fees	0	2,500,000	2,570,000
Net cash provided by financing activities	3,555,600	2,511,254	6,386,204
Increase (decrease) in cash and cash equivalents	1,157,473	0	1,157,473
Effect of exchange rate changes on cash	0	0	0
Cash and cash equivalents, beginning of the period	0	0	0
Cash and cash equivalents, end of the period	1,157,473	0	1,157,473
Supplement Cash Flow Information:
Cash paid for interest	0	0	0
Cash paid for taxes	0	0	0
Discount on convertible debenture	1,850,000	0	1,850,000

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
 NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The condensed financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements include the accounts of the Company and its interest in its joint venture, Qporter, Inc (together with its subsidiaries “Qporter”), acquired pursuant to the terms of the Shareholders’ Agreement dated February 12, 2007. The Company’s joint venture is accounted for using the equity method of accounting. The Shareholder’s Agreement was amended effective October 1, 2008 (the “Amended Shareholders’ Agreement”), and pursuant to the Amended Shareholders’ Agreement, the Company acquired the remaining fifty percent (50%) of the issued and outstanding shares of Qporter not already owned by the Company. See Note 13.

Under the terms of the Shareholders’ Agreement, the Company had the sole and exclusive option to purchase, free of all encumbrances, all of the shares of the Qporter, Inc. owned by Mobil Media Holding AG, as nominee, in exchange for 65% of the issued and outstanding shares of the Company subject to adjustment to account for dilution as a result of the sale by the Company of its shares in order to raise funds to be invested in the Company.

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

The Company is in the development stage and has devoted most of its efforts to raising capital. The planned principal operations have commenced in the Company’s joint venture Qporter but there has been no significant revenue generated from operations.

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

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value instruments. This statement does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 157 was effective and adopted by the Company as of January 1, 2008. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are outside the scope of SFAS 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Impact of Recently Issued Accounting Pronouncements

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

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company.

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-3. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157 and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It is effective upon issuance. The adoption of FSP FAS 157-3 is not expected to have a material impact on the Company.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS No. 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Company as of January 1, 2009. As SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

On May 9, 2008, the Financial Accounting Standards Board issued FASB Staff Position No. APB 14-1. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. It will become effective for the Company on January 1, 2009. Management is currently evaluating the impact.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,085,028 and a negative cash flow from operations of $695,249 since its inception, and had a working capital deficiency of $994,171 at September 30, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through September 30, 2009; and, therefore, the Company will have to raise additional funding through loans and equity contributions. The Company’s ability to continue its operations and market and sell Qporter’s products and services will depend on the Company’s ability to raise additional financing. If the Company is unable to obtain such financing, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

Based on the Company’s business plan the Company does not expect to obtain cash from internal sources, and will need additional funding from external sources of approximately $5,500,000, through September 30, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Investment in Joint Venture

The Company owned a 50% equity interest in a joint venture, Qporter, which includes its wholly owned subsidiaries QPorter Schweiz AG and QPorter Poland, as of February 12, 2007, the date of the Shareholders’ Agreement. The investment in the joint venture is accounted for using the equity method of accounting. Pursuant to the Amended Shareholders’ Agreement on October 1, 2008, the Company acquired the remaining fifty (50%) percent of the issued and outstanding shares of Qporter not already owned by it. See Note 13.

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

The financial statements of Qporter include the following information:

	September 30, 2008	December 31, 2007
	$	$
Current assets	244,125	216,088
Non-current assets	1,568,017	1,134,205
Current liabilities	844,168	154,489
Long term Loan due to Qnective	3,283,482	1,499,980
Shareholders’ equity (deficiency)	(2,315,508)	(304,176)

	Three- month period ended September 30, 2008 $	Three- month period ended September 30, 2007 $	Nine- month period ended September 30, 2008 $	Nine- month period ended September 30, 2007 $	For the period from February 2, 2005 (inception) to September 30, 2008 $
(Loss) Income from operations	(957,873)	(545,272)	(2,055,378)	(1,266,559)	(3,613,540)
Net (Loss) Income	(957,873)	(545,272)	(2,055,378)	(1,266,559)	(3,613,540)

For the three month period ended September 30, 2008, and 2007, the Company’s share of the loss on its investment in Qporter was $957,873 and $545,272, respectively.

For the nine- month period ended September 30, 2008, and 2007, the company’s share of the loss on its investment in Qporter was $2,055,378 and $1,266,559, respectively.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The Company’s equity in earnings of the joint venture for years with net income was calculated as follows:

	Three- month period ended September 30, 2008 $	Three- month period ended September 30, 2007 $	Nine- month period ended September 30, 2008 $	Nine- month period ended September 30, 2007 $	For the period from February 2, 2005 (inception) to September 30, 2008 $
Joint venture net loss	957,873	545,272	2,055,378	1,266,559	3,613,540
Equity interest	50%	50%	50%	50%	50%
Loss assumed	100%	100%	100%	100%	100%
Equity loss from affiliated Company	957,873	545,272	2,055,378	1,266,559	3,613,540

The Company has never received any dividends from Qporter.

The cumulative translation adjustment of Qporter is reported as a component of the Company’s accumulated other comprehensive income (loss).

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Long-term loan due from affiliated Company

The Company loaned Qporter the principal amount of $1,499,980 during 2007, the principal amount of $384,950 on February 22, 2008, the principal amount of $350,000 on May 15, 2008, the principal amount of $449,542 on June 11, 2008, the principal amount of $474,498 on September 10, 2008, and the principal amount of $124,512 on September 25, 2008.

The loans are unsecured and interest free with no right to demand repayment as long as the Company remains a shareholder of Qporter.

The total amount due from Qporter as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	$	$
Gross amount	3,283,482	1,499,980
Equity losses, including other comprehensive income/loss	(2,315,508)	(304,176)
Net amount	967,974	1,195,804

6. Short-term loans

Short-term loans consist of the following:

	September 30, 2008	December 31, 2007
	$	$
Diverse common stockholders	1,810,564	260,604
Mobil Media Holding AG	5,640	0

The short-term loans were obtained by the Company in 2007 ($260,604) and 2008 ($1,555,600), respectively. They are unsecured and do not bear any interest. The loans are due on demand with no fixed terms of repayment. No restrictive covenants exist in connection with the Company's debt.

7. Long-term convertible debenture

On September 4, 2008, the Company entered into an agreement for the sale of a 15% convertible debenture (the “Debenture”) to an investor (the “Investor”). Pursuant to the Debenture, the Investor loaned the principal amount of $2,000,000 to the Company. The Debenture bears interest at the rate of fifteen percent (15%) per annum, and interest is payable quarterly, commencing on December 1, 2008, and payable on each March 1, June 1, September 1, and December 1 (each, an "Interest Payment Date") until September 3, 2011 (the “Maturity Date”).

On or before each Interest Payment Date and until the Maturity Date, September 3, 2011, the Investor may elect to receive the accrued interest due in cash or in shares of common stock of the Company in lieu of cash by delivering notice to the Company that it elects to receive shares of common stock of the Company (the “Conversion Shares”) in lieu of cash at least 30 days before an Interest Payment Date. The number of Conversion Shares issuable upon each Conversion shall be determined by computing interest on the principal amount from the issue date until the Interest Payment Date at the rate of 30% percent per annum and using a conversion price of $4.00 per share. As the investor gave notice by September 30, 2008 to receive the interest due on December 1, 2008 in shares, the interest of $48,125 for the nine and three~~-~~ month periods ended September 30, 2008, was credited to additional paid-in capital. The interest was calculated based on the number of shares of common stock of the Company to be issued multiplied by the stock price of the shares at September 30, 2008.

On the maturity date the principal amount due under the Debenture may be converted into Conversion Shares at the option of the Investor; provided, however, that if the average of the bid and ask prices for shares of the common stock of the Company for the thirty (30) trading days prior to the Maturity Date is equal to or greater than $2.00 a share then the conversion of the principal amount due under the Debenture shall be mandatory. The number of Conversion Shares issuable upon the Maturity Date shall be computed using a conversion price of $2.00 per share.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The Company may prepay the Debenture in full on or after the first anniversary of the Debenture, upon thirty (30) days' prior written notice to the Investor by paying the Principal Amount together with (i) accrued interest in cash or Conversion Shares in lieu of cash computed at the rate of thirty (30%) percent per annum and using a conversion price of $4.00 per share and (ii) a prepayment interest fee in an amount equal to seven and one-half percent (7.5%) per annum on the Principal Amount computed from the date of prepayment until the Maturity Date. The Company believes that this call feature is clearly and closely related to the host contract and hence was not bifurcated.

No specific features (i.e. reset provisions, registration rights) within this agreement exist that would require liability accounting for the conversion feature.

On the date of issuance the conversion price was lower than the stock price, and hence considered a beneficial conversion feature. The resulting discount of $1,850,000 was calculated based on the intrinsic value of the conversion feature on the date of issuance and will be amortized over the term of the loan using the effective interest method. The term of the loan is three years because it is not considered probable that the Company will prepay the Debenture before the maturity date.

The details of the loan as of September 31, 2008, and December 31, 2007, are as follows:

	September 30, 2008	December 31, 2007
	$	$
Proceeds from issuance	2,000,000	0
Discount on convertible debenture	(1,850,000)	0
Amortization of discount	1,583	0
Net amount	151,583	0

QNECTIVE INC. (A Development Stage Company)
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

On June 20, 2008, the contract dated January 1, 2008, between Qporter and ZMG was amended with respect to the grant of options to purchase shares of Qnective common stock as follows:

1.
An option to purchase 150,000 shares of Qnective common stock at the then fair market value of the stock will be granted to Mr. Zoran Trifkovic, the President of ZMG, (i) upon Qporter's acceptance of the business plan, organizational structure, and operational processes created by ZMG and (ii) if Mr. Zoran Trifkovic has remained President of Qporter Schweiz AG, Qporter's wholly owned subsidiary until December 31, 2010.

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

On January 23, 2008, the Company signed a contract with D-Age Management BV for assistance in strategic direction and financing of Qporter. D-Age will receive $22,467 per month for a period of nine months, and a one time payment for expenses of $14,978. These costs are recorded in general and administrative expense. Additionally, D-Age will receive a success fee of 4 percent of the gross proceeds raised by D-Age, payable in cash upon the closing of the investment, and 2 percent of gross proceeds in the form of Qnective stock options on terms to be agreed.

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

9. Stockholders' Equity:

Common Stock - Common Stock as of September 30, 2008 and December 31, 2007 consisted of the following: $0.001 par value, 75,000,000 shares authorized and 59,000,000 shares issued and outstanding.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions

As noted under Note 5, the Company granted long-term loans to Qporter during 2007 and 2008.

As noted under Note 6, the Company received short-term loans from several stockholders during 2007 and 2008.

For the nine~~-~~ month period ended September 30, 2008, Oswald Ortiz, the CEO, and President of the Company, invoiced $130,041 to the Company for consulting services in his capacity as CEO, of which $46,237 was outstanding at September 30, 2008. The amount outstanding is presented in accounts payable due to related party.

For the nine~~-~~ month period ended September 30, 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH, $78,025 to the Company for consulting services in her capacity as CFO, of which $43,347 was outstanding at September 30, 2008. The amount outstanding is presented in accounts payable due to related party.

For the nine~~-~~ month period ended September 30, 2008, Tan Siekmann, the CTO of the Company until July 25, 2008, invoiced $130,041 to the Company for consulting services in his capacity as CTO, of which $17,173 was outstanding at September 30, 2008. The amount outstanding is presented in accounts payable due to related party.

At September 30, 2008, the amount due to Mobil Media Holding AG of which Oswald Ortiz, the Company’s CEO and President holds 48% of the issued and outstanding shares is $5,640 as a short-term loan, which is unsecured and does not bear any interest. The loan is due on demand with no fixed terms of repayment. The amount is presented in short-term loan due to related party.

11. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	For the period from February 2, 2005 (Inception) to September 30, 2008
	$	$	$	$	$
General and Administrative Expense	116,471	0	391,091	0	391,091
Total	116,471	0	391,091	0	391,091

As stated in Note 8, the stock options have not been granted yet, however, the Company entered into the Agreement during the three~~-~~ month period ended March 31, 2008, for the issuance of the stock options, which was amended on June 20, 2008. As a result, the Company has made the assumptions set forth in this Note.

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

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	For the period from February 2, 2005 (Inception) to September 30, 2008
Expected life	10 years	—	10 years	—	10 years
Volatility	100%	—	100%	—	100%
Risk free interest rate	3.54%	—	3.71%	—	3.71%
Dividends	-	—	—	—	—

The weighted average fair values per share of the stock options awarded in the nine~~-~~ month period ended September 30, 2008, was $3.48, based on the fair market value of the Company’s common stock at September 30, 2008.

12. Discontinued Operations

On February 1, 2007, the Company made a decision to cease operating an internet website offering comparison shopping. Since the Company is not involved in this business anymore it was accounted for as discontinued operations under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”).

The following table presents statement of operations for discontinued operations:

					For the period
					from February 2,
					2005 (inception) to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2008 $	2007 $	2008 $	2007 $	2008 $
Total operating expense	0	0	0	0	76,159
Total other income (expense)	0	0	0	0	(95)
Net Loss	0	0	0	0	(76,254)

13. Subsequent Events

Qporter entered into a Distribution and License Agreement dated as of September 25, 2008 (the “BT Agreement”), with BT inmo BV (“BT”), a 100% subsidiary of British Telecom (BT) Group Plc, whereby Qporter appointed BT as its non-exclusive distributor to distribute its voice-over-internet protocol services (the “Services”) to mobile telephone users. Pursuant to the BT Agreement, Qporter agreed to develop software that is compatible with specifications provided by BT so that BT’s subscribers can download the Services. Qporter has also agreed to provide maintenance services and support to BT.

BT will pay a license fee to Qporter based on the number of subscriptions for the Services sold by BT to its subscribers. BT will also pay an annual fee to Qporter for the support services provided by Qporter, that will be equal to ten percent of the annual license fee paid by BT. In addition, in consideration for the customization of the Services by Qporter for BT’s subscribers, BT will pay to Qporter a one-time customization fee that will be payable monthly for five months. The BT Agreement has a term of three years, and will be automatically renewed on an annual basis, unless terminated pursuant to the BT Agreement.

Effective, October 1, 2008, the Company entered into an Amended Shareholders’ Agreement (the “Amended Shareholders’ Agreement”) which terminated the original Shareholders Agreement dated February 12, 2007 by and among Mobil Media Holding AG (“Mobil Media”), Qporter and the Company. Pursuant to the Amended Shareholders' Agreement, the parties agreed as follows:

1. Capella IV LLC agreed to make a capital contribution to the Company of 30,550,000 shares of the Company’s Common Stock beneficially owned by Capella (the “Capella Shares”) for aggregate consideration of $1.00, and the Company agreed to hold the Capella Shares as treasury shares;

2. Mr. Oswald Ortiz, the Company’s President and Chief Financial Officer, and a director of the Company, Mr. Tan Siekmann (a former director of the Company and the prior Chief Technology Officer of the Company) and Mr. Stefan Schraps (collectively, the “MMH Shareholders”), were the beneficial owners of 1,250,000 shares of common stock of Qporter (the “Qporter Stock”), representing 50% of the issued and outstanding shares of Qporter. The MMH Shareholders were the beneficial owners of the Qporter Stock pursuant to a nominee agreement between Mobil Media, as nominee and the MMH Shareholders. The MMH Shareholders agreed to exchange the Qporter Stock, for 30,550,000 shares of Common Stock of the Company (the “Share Exchange Transaction”), representing approximately 51% of the outstanding shares of Common Stock of the Company as of October 1, 2008. Under the terms of the Share Exchange Transaction, Mr. Ortiz, received 14,511,250 shares of Common Stock of the Company (representing 24.5% of the issued and outstanding shares of Common Stock of the Company after giving effect to the transactions contemplated by the Amended Shareholders’ Agreement); Mr. Siekmann also received 14,511,250 shares of Common Stock; and Mr. Schraps received 1,527,500 shares of Common Stock;

3. Connwards Management, Inc. (“Connwards”) acknowledged the issuance of 1,250,000 shares of Common Stock to evidence its prior $2,500,000 equity investment in the Company at a price of $2.00 per share; and

4. Connwards prior loan to the Company of $1,800,000 was converted into 900,000 shares of Common Stock at a conversion price of $2.00 per share.

As a result of the Share Exchange Transaction, the Company acquired 1,250,000 shares of Common Stock of Qporter, representing the balance of the 50% equity interest in Qporter not previously owned by the Company.

As noted in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Annual Report”), prior to the consummation of the Share Exchange Transaction, the Company’s sole asset was its 50% equity interest in Qporter. For accounting purposes, Qnective's interest in its 50%-owned subsidiary had been accounted for as a joint venture using the equity method of accounting as discussed in Note 5 to the financial statements included in the Annual Report.

After giving effect to the Share Exchange Transaction, the Company will consolidate the operations of Qporter together with the Company effective as of October 1, 2008, as a reverse acquisition in accordance with SFAS No. 141, Business Combinations. Under the reverse acquisition method QPorter will be considered the acquirer for accounting purposes due to the fact that the MMH shareholders will end up with 51% voting rights in the combined entity and will dominate senior management of the combined entity. Qnective’s net assets will be recorded at carryover basis and no goodwill will be recorded. In addition, QPorter’s consolidated financial statements will be presented as the continuing accounting entity.

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

We are engaged in the business of researching, designing, marketing, developing, selling and licensing telecommunications services and software.

As part of our transition strategy from a comparison shopping company to a telecommunications services business, we entered into a letter agreement dated January 2, 2007, with Mobil Media Holding AG ("Mobil Media"), a Swiss company, to establish a joint venture to develop and commercialize Mobil Media's XMS (extended message service), a wireless mobile technology.

On February 12, 2007, our Company, Mobil Media, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders' agreement (the "Shareholders' Agreement"). Pursuant to the terms of the Shareholders' Agreement Mobil Media transferred to Qporter certain technology for a converged communication platform that integrates messenger and VoIP (voice over internet protocol) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology Mobil Media received a cash payment of $625,000 from Qporter and fifty (50%) percent of the outstanding common shares of Qporter. Also pursuant to the terms of the Shareholders' Agreement the Company received fifty (50%) percent of the outstanding common shares of Qporter in exchange for an agreement to provide equity financing to Qporter in the sum of $1,250,000 and debt financing of $1,250,000 to Qporter. The Company has fulfilled its equity and debt financing to Qporter in the sum of $2,500,000. Pursuant to the Amended Shareholders’ Agreement on October 1, 2008, the Company acquired the remaining fifty percent (50%) of the issued and outstanding shares of Qporter not already owned by the Company. See Note 13.

Because the operations and assets of Qporter represent our entire business and operations from the closing date of the joint venture, our management's discussion and analysis and plan of operations are based on Qporter's financial results for the relevant periods.

During the three months ended September 30, 2008, we continued to develop our VoIP telecommunications software and engaged in discussions to create a distribution network and seek strategic partners.

Selected Financial Data

Balance Sheets	September 2008	December 2007
	in $
Total Cash	1,157,473	0
Total long-term assets	967,975	1,195,805
Total current liabilities	2,151,644	285,752
Total long-term liabilities	151,583	0
Total liabilities and stockholders’ equity	2,125,448	1,195,805

Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	in $		In $
Marketing expenses	0	0	3,035	0
Auditing	20,000	0	161,932	0
Consultancy fees including related party	117,629	0	482,600	0
Other general and administrative expenses	46,238	900	277,350	6,900
Stock based compensation expense	116,471	0	391,091	0
Equity loss from affiliated company	957,873	545,272	2,055,378	1,266,559
Interest expense	49,708	0	49,708	0
Taxes	0	0	0	0
Net loss	1,307,919	546,172	3,421,094	1,273,459
Other comprehensive income (loss)	57,559	1,235	44,046	1235
Comprehensive loss	1,250,360	544,937	3,377,048	1,272,224

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

We think that our ability to develop our products and then to market and successfully penetrate important markets in Europe, the Americas and Asia is reasonably likely to have a material impact on our short-term and long-term liquidity.

We also believe that the rollout of mobile data networks by the operators of these networks is reasonably expected to have a material impact on our net sales or revenues or income from continuing operations, if any.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Net Loss

Our Company’s net loss for the three months ended September 30, 2008, was $1,307,919 as compared to a net loss of $546,172 for the three months ended September 30, 2007. The increase in net loss during the period ended September 30, 2008, was mainly the result of additional legal expenses (increase of $120,513) and consultant expenses of $117,629, of which $101,800 was to related parties, and an increase in equity loss from affiliated company of $412,601 and an increase of stock based compensation expenses of $116,471.

Our Company’s net loss for the nine months ended September 30, 2008, was $3,421,094 as compared to a net loss of $1,273,459 for the nine months ended September 30, 2007. The increase in net loss during the period ended September 30, 2008, was mainly the result of additional consultant expenses of $482,599, of which $338,107 was to related parties, an increase in auditing and legal expenses of $432,021, an increase in equity loss from affiliated company of $788,819 and an increase of stock based compensation expenses of $391,091.

Operating Expenses

Operating expenses for the three months ended September 30, 2008, were $300,338 as compared to operating expenses of $900 for the three months ended September 30, 2007. General and administrative expenses of $300,338 and marketing expenses of $0 constitute the components of our Company’s operating expenses.

Operating expenses for the nine months ended September 30, 2008 were $1,316,008 as compared to operating expenses of $6,900 for the nine months ended September 30, 2007. General and administrative expenses of $1,312,973 and marketing expenses of $3,035 constitute the components of our Company’s operating expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008, were $300,338 compared to $900 for the three months ended September 30, 2007. The increase was mainly due to consulting expenses, auditing and legal expenses, and stock-based compensation expense.

General and administrative expenses for the nine months ended September 30, 2008 were $1,312,973 compared to $6,900 for the nine months ended September 30, 2007. The increase was mainly due to consulting expenses, auditing and legal expenses, and stock-based compensation expense.

Other Income (Expense)

Equity loss from affiliated company for the three months ended September 30, 2008 was $957,873 compared to $545,272 for the three months ended September 30, 2007. Interest expense concerning the long-term convertible debenture was $49,708 (representing interest expense plus amortization of discount) for the three months ended September 30, 2008, while it was $0 for the corresponding period of the prior year.

Equity loss from affiliated company for the nine months ended September 30, 2008 was $2,055,378 compared to $1,266,559 for the nine months ended September 30, 2007. Interest expense concerning the long-term convertible debenture was $49,708 (representing interest expense plus amortization of discount) for the nine months ended September 30, 2008, while it was $0 for the corresponding period of the prior year.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

Liquidity and Capital Resources

Our Company’s principal cash requirements for the nine months ended September 30, 2008, were for operating expenses, including consultancy costs, auditing and legal costs. As of September 30, 2008, our Company had a working capital deficiency of $994,171 compared with a working capital deficiency of $285,752 as of December 31, 2007. The cash and cash equivalents of our Company was $1,157,473 as of September 30, 2008, as compared to $0 as of December 31, 2007.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity, debt financing, and our ability to achieve and maintain profitable operations. Our Company received additional capital of $2,500,000 between March 13, 2007, and July 7, 2007, in connection with issuance of shares of common stock and additional capital of $3,810,564 between December 24, 2007, and September 30, 2008, in connection with loans.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from loans will not be sufficient to meet our working capital requirements for the next twelve months. Based on our business plan, we expect to obtain no cash from internal sources and we expect to need additional funding from external sources of approximately $5,500,000, through September 30, 2009. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Operating Activities

Operating activities used net cash of $614,625 for the nine months ended September 30, 2008, as compared to $11,254 used in operating activities for the nine months ended September 30, 2007. The net cash used in operating activities was mainly attributable to consultant fees and other general and administrative expenses. The variance between 2008 and 2007 is due to fact that the Company incurred higher expenses in the nine month period ended September 30, 2008, as compared to the nine month period ended September 30, 2007.

Investing Activities

Net cash used in investing activities was $1,783,502 for the nine months ended September 30, 2008, as compared to $2,500,000 used in investing activities for the nine months ended September 30, 2007. The Company invested equity in the nine month period ended September 30, 2007, and loans in the nine month period ended September 30, 2008, into its joint venture Qporter.

Financing Activities

Net cash provided by financing activities was $3,555,600 for the nine months ended September 30, 2008, as compared to financing activities which provided net cash of $2,511,254 for the nine months ended September 30, 2007.

The cash received in 2008 was the result of proceeds from loans from stockholders and related parties and proceeds from the issuance of the convertible debenture.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions, or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.

As a result of such evaluation, our management identified the following material weakness in our internal control over financial reporting as of December 31, 2007: material weaknesses regarding financial reporting under U.S. generally accepted accounting principles and disclosure controls.

During our most recent fiscal quarter, we have planned the following steps to remediate the material weakness described above which we believe are necessary to address the issues associated with our material weakness over financial reporting and disclosure controls to improve the design and operation of the controls. Such planned changes include:

•	Training people to get the proper experience with U.S. generally accepted accounting principles,

•	Hiring consultants with knowledge of U.S. generally accepted accounting principles on an as needed basis to cure these weaknesses.

Our Chief Financial Officer started training in August 2008 to increase her knowledge of U.S. generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the three~~-~~ month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS

(a) The following exhibits are filed as part of this report:
Exhibit No.	Description
10.1*	Distribution and License Agreement between Qporter, Inc. and BT inmo BV dated September 25, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

* Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNECTIVE, INC. (Registrant)

Dated: November 14, 2008	By:	/s/ Oswald Ortiz
Oswald Ortiz
Chief Executive Officer and President (principal executive officer)

Dated: November 14, 2008	By:	/s/ Francoise Lanter
Francoise Lanter
Chief Financial Officer (principal financial officer and principal accounting officer)