Form 10-K
period 2008-12-31
Qnective, Inc.
filed 2009-03-26
CIK 1353637

UNITED STATES
Securities and Exchange Commission
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

Commission File Number 000-50494

QNECTIVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	57-1094726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

c/o Qnective (Switzerland) AG
Thurgauerstrasse 54, CH-8050, Zurich, Switzerland
(Address of principal executive offices)

Registrant’s telephone number, including area code: +41-44-307-5020

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer   ☐                                                      Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008: $102,960,000.

The number of shares of Common Stock, $.001 par value, outstanding on March 13, 2009 is 65,400,000.

Documents Incorporated by Reference: None

QNECTIVE, INC.
Annual Report on Form 10-KSB
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

INDEX TO REPORT ON FORM 10-K

PART I

We have made forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by words such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these words or other comparable terms. Forward-looking statements involve risks and uncertainties that may cause our actual results or performance to be materially different from those expressed in or implied by the forward-looking statements. These uncertainties include, among others, our need to raise additional financing; risks related to current and future research and development; risks related to customer acceptance of our products; risks related to competition in the telecommunications field; our history of losses; absence of trading in our shares of stock; and general market conditions, including the current financial crisis; and the risks in the section entitled "Risk Factors" that may cause our historical and actual results, level of activity and performance to be materially different from future results, level of activity, or performance as expressed in or implied by these forward-looking statements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statement as a result of new information or future events or developments.

Item 1. Business

Recent Events

Qnective, formerly known as Sotech Inc. (“Qnective” or the “Company”) was incorporated in Nevada on February 2, 2005, to operate an internet website offering comparison shopping. In February 2007, our Board of Directors determined that the comparison shopping business would not be successful and sought other business opportunities, and transitioned from a comparison shopping business to a new telecommunications business specializing in the research, design, development, marketing and distribution of telecommunications software and services.

As part of our transition strategy, we entered into a letter agreement dated January 2, 2007, with MobilMedia Holdings AG (“MobilMedia”), a Swiss company, to establish a joint venture to develop and commercialize MobilMedia’s XMS (extended message service), a wireless mobile technology.

On February 12, 2007, our Company, MobilMedia, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders' agreement (the “Shareholders' Agreement”). Pursuant to the terms of the Shareholders' Agreement MobilMedia transferred to QPorter certain technology for a converged communications platform that integrates messenger and Voice-over Internet Protocol (“VoIP”) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology, MobilMedia received a cash payment of $625,000 from Qporter and 1,250,000 shares of common stock of Qporter, Inc. (the “Qporter Stock”), representing 50% of the outstanding common shares of Qporter, as nominee for Oswald Ortiz, our President and Chief Executive Officer, Tan Siekmann and Stefan Schraps (the “MMH Shareholders”). Also pursuant to the terms of the Shareholders’ Agreement, we received 50% of the outstanding common shares of Qporter in exchange for an agreement to invest $2,500,000 in Qporter. Qnective fulfilled its investment obligation by providing equity financing of $1,250,000 and debt financing of $1,250,000.

Under the terms of the Shareholders' Agreement, Qnective had the sole and exclusive option to purchase, free of all encumbrances, all of the shares of Qporter owned by MobilMedia, as nominee, in exchange for 65% of the issued and outstanding shares of common stock of Qnective (the “Qnective Stock”) subject to adjustment to account for dilution as a result of the sale by Qnective of shares of Qnective stock in order to raise funds to be invested in Qnective.

Effective October 1, 2008, we entered into an Amended Shareholders’ Agreement (the "Amended Shareholders' Agreement") by and among our Company, MobilMedia, the MMH Shareholders, Qporter, Capella IV LLC, and Connwards Management, Inc.

Pursuant to the Amended Shareholders' Agreement, the parties agreed as follows:

1.	The original Shareholders’ Agreement was terminated;

2.	Capella agreed to make a capital contribution to our Company of 30,550,000 shares of Qnective Stock for aggregate consideration of $1.00, and we agreed to hold the Capella Shares as treasury shares;

3.
The MMH Shareholders agreed to exchange their Qporter Stock, for 30,550,000 shares of Qnective Stock (the “Share Exchange Transaction”) representing approximately 51% of the outstanding shares of the Qnective Stock as of October 1, 2008. Under the terms of the Share Exchange Transaction, Mr. Ortiz, our President, Chief Executive Officer, and a director of our Company received 14,816,750 shares of Qnective Stock (representing 24% of the issued and outstanding shares of Qnective Stock after giving effect to the transactions contemplated by the Amended Shareholders’ Agreement); Mr. Siekmann also received 14,816,750 shares of Qnective Stock; and Mr. Schraps received 916,500 shares of Qnective Stock;

4.	Connwards acknowledged the issuance of 1,250,000 shares of Qnective Stock to evidence its prior $2,500,000 equity investment in our Company at a price of $2.00 per share; and

5.	Connwards prior loan to our Company of $1,800,000 was converted into 900,000 shares of Qnective Stock at a conversion price of $2.00 per share.

As a result of the Share Exchange Transaction, we acquired 1,250,000 shares of Qporter Stock, representing the balance of the 50% equity interest in Qporter not previously owned by our Company. Upon consummation of the Share Exchange Transaction, effective October 1, 2008, Qporter became a wholly owned subsidiary of our Company.

As noted in the our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, prior to the consummation of the Share Exchange Transaction, our sole asset was our 50% equity interest in Qporter. For accounting purposes, our interest in our 50%-owned subsidiary was previously accounted for as a joint venture using the equity method of accounting.

After giving effect to the Share Exchange Transaction, we consolidated the operations of Qporter together with our Company effective as of October 1, 2008.  We have accounted for the Share Exchange Transaction as a reverse acquisition.  As a result, the historical financial statements prior to October 1, 2008 are those of Qporter, rather than those of the Company.

We are continuing the development of  the VoIP telecommunications software, and are seeking customers for our products and services. We are in the development stage and have not recognized revenue as of December 31, 2008.

Information about our Company is available on our website at www.qnective.com. The information on, or accessible through, our website is not part of this Form 10-K.

Products and Services

Qnective and Qporter (hereinafter, collectively “Qnective”) are developing, marketing and selling through licensees high-quality VoIP and messaging services to mobile telephone users. We have branded the VoIP for mobile telephone services as Qtalk™, Qtalk Business™, Qtalk Secure™ and our messenger services for mobile telephones as Qmessenger™.

Each of Qtalk™, Qtalk™ Business and Qtalk™ Secure is a pure software solution for complete secure mobile communication that uses package-oriented networks such as 2.5G (GPRS), 3G (UMTS) , 3.5G (HSDPA) or WiFi for the transmission of voice information. For a flat fee users have access to a suite of full duplex VoIP services for mobile communications. If both parties use one of these products, whether nationally or internationally, the same flat communication rate applies. Data transferred is charged by volume instead of time which can lead to considerable cost savings for users of flat-rate data accounts. International and national calls are charged through one fixed rate.   The only costs to the subscriber are for data usage fees from the carrier, and the flat fee charged to the subscriber. Each product is downloaded and installed directly to the mobile phone enabling the user to add and use the software without having to change handset or provider. A user can keep its existing phone number and there are no set up or installation fees.

Qtalk™ is a versatile consumer high-quality VoIP service that has been developed for mobile and desktop users.

Qtalk Business™ is the “light” version of our high-encryption VoIP product for mobile communications. It is designed for professionals who seek a VoIP solution which is both secure and cost effective. Through static encryption Qtalk™ Business offers a slightly limited but still safe version of mobile telephony providing a solution for businesses and professionals seeking a certain level of security while offering faster speed and cost advantages.

Qtalk Secure™ is an encrypted VoIP product designed for professionals who seek the highest level of security to protect their mobile communications from interception using AES 256 bit. Dynamic encryption means that the encryption key changes with every information exchange and is never the same making it tap-proof.

Qmessenger™ is a sophisticated software communications tool for instant messaging, “push to talk” capability, VoIP and exchange of multimedia files, voice clips and pictures, all in a single software product. Consumers and businesses can use Qmessenger to communicate from a desktop PC or on the road via mobile phone. Qmessenger is ISP independent and compatible with mobile devices using Java™.

Distribution

We intend to distribute our products and services through direct channels, indirect channels and resellers to both consumers and businesses. For direct channels, we intend to sell our products and services to businesses with a large mobile work force that are seeking a secure and cost-effective communications technology. For indirect channels, we contemplate entering into agreements with carriers that will license our products and services so that the carriers can re-brand our products and services and sell them to their subscribers.  We also contemplate entering into agreements with resellers in a variety of geographic areas that will sell our products and services under our name. Our initial target geographic areas are Europe and North and South America. We intend to provide our products and services to customers for a monthly fixed fee adjusted for the services used by the customers.

BT Distribution Agreement

Qnective, through its subsidiary, Qporter entered into a Distribution and License Agreement dated as of September 25, 2008 (the “Distribution Agreement”) with BT inmo BV (“BT”), a 100% subsidiary of British Telecom (BT) Group Plc, whereby Qporter appointed BT as its non-exclusive distributor to distribute its VoIP services to mobile telephone users.

We granted to BT a worldwide, non-exclusive license to use Qporter’s software and services, and to permit BT to install the software on the mobile telephones of BT’s subscribers.

Pursuant to the Distribution Agreement, we agreed to customize software that is compatible with specifications provided by BT so that BT’s subscribers can download the Services. Qporter has also agreed to provide maintenance services and support to BT.

BT agreed to pay a license fee based on the number subscriptions for the services sold by BT to its subscribers. BT will also pay an annual fee for the support services we provide that will be equal to ten percent of the annual license fee paid by BT. In addition, in consideration for our customization of the services for BT’s subscribers, BT will pay us a one-time customization fee that will be payable monthly for five months, some of which has been paid.

The Distribution Agreement has a term of three years, and will be automatically renewed on an annual basis, unless terminated pursuant to the terms of the Agreement.

If the license fees payable by BT exceed €10 million (approximately $12.7 million), then BT will have the option to convert ten percent of the license fees paid by BT, into an equity investment in Qnective Stock, based on the fair market value of the Qnective Stock at the time of the conversion. The maximum amount of license fees that can be converted into Qnective Stock is €7.5 million (approximately $9.5 million).

Marketing and Consultant Agreements

The Company has entered into various marketing and consultant agreements, and continues to negotiate additional agreements with third parties.  Under the terms of these agreements, the Company appoints the consultant on a non-exclusive basis to locate resellers or customers in a designated territory in exchange for a percentage of the fees received from resellers and customers.  In addition, the Company has issued to certain consultants shares of Qnective Stock in consideration for their services.

Competition

Qnective's competitors consist of companies that offer VoIP products and services.  In particular, we compete with  other alternative telecommunication service providers.  As telecommunications moves from traditional landline services to mobile and VoIP, the traditional telecommunications companies can also be expected to compete with our products and services.

Qnective's competitors in the United States include Vonage, AT+T, Primus, Cablevision, 8X8, and Verizon.  Potential competitors in the European market include Swisscom, Vodafone, and Orange.  Potential customers generally purchase mobile telephone services from one or more of these competing service providers, therefore our success is dependent on our ability to attract these customers away from their existing suppliers, or to enter into strategic partnerships with these suppliers to offer our services to their customer base.

The traditional telecommunications companies have historically dominated their respective regional markets with  large marketing budgets, large customer bases and greater resources.  They also generally provide broadband services which are required to use our services, and these competing service providers could potentially attempt to block their users from using our services.

Competitive Advantage

The Company believes its competitive advantage lies in its proprietary software technology which provides users with high-quality encrypted telephone calls using mobile telephones.  For a small monthly flat fee mobile telephone users using the Company's proprietary software will have access to unlimited telephone time with other users of our services over the internet.  Each Qtalk™ product is a pure software solution for complete, secure, encrypted mobile telecommunications that uses package-oriented networks such GPRS, UMTS, HSDA, or WiFi for the transmission of voice and data.

The Company and its predecessors have spent years on research and development of its Qtalk™ suite of products at an investment cost of approximately $4 million creating a potential barrier to entry both in time and investment for potential future competitors such as telecommunications companies, instant messaging providers and internet service providers.

The Company believes its related instant messaging product, Qmessenger™ offers a similar competitive advantage in the instant messaging market because of its quality and level of encryption.

Personnel

Neither Qnective nor Qporter had any employees at December 31, 2008.  Our wholly owned subsidiaries in Switzerland and Poland collectively employ a total 24 people as of March 1, 2009; 20 full-time and 4 part-time. Among these employees, 13 are employed in technology development, 6 in sales and marketing, and 5 in administrative.

Government Regulation

To date, government regulations have not materially restricted the use or expansion of the internet or use of VoIP technology. However, the legal and regulatory framework for the internet and VoIP is uncertain and may change. New laws may cover issues that include:

•	sales and other taxes;
•	user privacy;
•	pricing controls;
•	characteristics and quality of products and services;
•	consumer protection;
•	libel and defamation;
•	copyright, trademark and patent infringement; and
•	other claims based on the nature and content of Internet materials.

These new laws could impact our ability to market and sell our suite of products in accordance with our business plan.

We intend to target only liberalized non-monopolistic telecommunications markets which provide access to their channels on a non-discriminating basis. Markets which block proxies, ip addresses, data and voice channels or where tower and radio operators must provide internet access will be avoided.

Intellectual Property

The Company's strategy for the protection of its intellectual property includes protecting its proprietary software as a "trade secret."  Only three people have access to the source code.

The Company is in the process of developing a trademark protection strategy for its QTalk™ and Qmessenger™ trademarks in a variety of jurisdictions based on potential licensing and sales of its products in those jurisdictions.  All third-party licenses of the Company's proprietary software are subject to written license agreements.

Environmental

We are not aware of any environmental laws that will be applicable to the operation of our business.

ITEM 1A. Risk Factors

We have not recognized any revenue and we are not profitable, and if we continue to lose money and do not achieve profitability, we may be unable to continue our business. There is substantial doubt about our ability to continue as a going concern.

We have incurred losses since our inception. We incurred net losses of $11,981,262 for the year ended December 31, 2008, and net losses of $13,539,424 since our inception in January 2007. We expect to incur significant operating expenses over the next year in connection with the continued development and expansion of our business. Our expenses included product development and marketing expenses relating to products that will not be introduced and products that will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition.

Because of our history of losses and our current financial condition, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this substantial doubt, as discussed in Note 2 to our financial statements for the year ended December 31, 2008.

If we are unsuccessful in raising additional capital in the future, we may be unable to continue to operate.

To date, we have had negative cash flows from operations and have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We believe we currently do not have adequate cash resources to fund anticipated cash requirements through December 31, 2009. Based on our business plan we expect to need additional funding from external sources of approximately $5,000,000 through December 31, 2009. Our ability to continue our operations and market and sell our services will depend on our ability to raise additional financing or generate sufficient revenues; and, if we are unable to obtain such financing or generate sufficient revenues, we will not be able to develop our business. Any additional equity financing will be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to obtain capital or are required to raise it on undesirable terms, it may have a material adverse effect on our financial condition, which could require us to:

•	Curtail our operations significantly;
•	Sell significant assets;
•	Seek arrangements with strategic partners or other parties that may require us to relinquish rights to products, technologies or markets; or
•	Explore other strategic alternatives, including a merger or sale.

We are a development stage company with a limited operating history, which makes an investment in our Company speculative.

We are a development stage company with proprietary technology for communication software to enable mobile telephone users and subscribers to communicate via VoIP. We have experienced losses from our development stage operations, which have involved developing and testing our communication technology and commencement of the marketing, sales, and distribution portions of our business. We anticipate losses until we are able to create a sustainable subscriber base. Our Company has little meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as a development stage company seeking to market and sell our services. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss, in which case you could lose your entire investment.

We have a history of losses and may not operate profitably in the future.

We have incurred losses since our inception as we have invested heavily in the development and marketing of our VoIP products and services. We anticipate our net losses and negative cash flow will continue until we are able to create a sustainable subscriber base. As of December 31, 2008, our accumulated deficit since inception was $13,539,424. We believe that our planned growth and profitability will depend in large part on our ability to market our technology and services and gain enough clients to reach critical mass. Accordingly, we intend to invest heavily in marketing, strategic partnerships and development of our client base. If we are not successful in expanding our client base, it will have a material adverse effect on our financial condition and our ability to continue to operate our business.

Our operating results are subject to fluctuations caused by many factors that could cause us to fail to achieve our revenue or profitability expectations, which in turn could cause our stock price to decline.

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. Factors that may affect our operating results include:

•	Market acceptance of, and changes in demand for, our products and services;
•	Gain or loss of clients or strategic relationships;
•	Announcement or introduction of new services and products by us or by our competitors;
•	Our ability to build brand recognition;
•	Price competition;
•	Our ability to upgrade and develop systems and infrastructure to accommodate growth;
•	Our ability to attract and integrate new personnel in a timely and effective manner;
•	General economic conditions, including economic conditions specific to the mobile and telecommunications industry; and
•	Our ability to update our systems and technology to adapt to the evolution of mobile communication technology.

We depend on continued development of existing infrastructure.

Our business model is dependent on already available mobile telecommunications and internet technology to deliver VoIP solutions to customers. While it is anticipated that the quality of the infrastructure will continue to evolve and improve, there is no guarantee that the current infrastructure will continue to evolve and improve. Should the infrastructure not continually evolve and improve, this could impact our ability to generate revenues.

Our services have never been sold on a mass market commercial basis, and our success depends upon broad market acceptance of VoIP.

VoIP services for mobile communications are at a relatively early stage of development and the extent to which such services will be widely adopted is uncertain. If our services are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. In addition, the market for VoIP products and services is relatively new and characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications, and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced VoIP products and services is highly uncertain. We can provide no assurances that the use of VoIP telecommunications will become widespread. The commercial acceptance of VoIP products and services may be affected by a number of factors including:

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

Our principal office is located in Zurich, Switzerland. Pursuit of international opportunities requires us to make significant investments, particularly marketing and servicing expenses, before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

•	Unexpected changes in regulatory requirements and telecommunications standards;
•	Tariffs and other trade barriers;
•	Risk of loss in currency exchange transactions;
•	Exchange controls and other currency restrictions;
•	Difficulty in collecting receivables;
•	The need to customize marketing and products;
•	Inadequate protection of intellectual property;
•	Adverse tax consequences; and
•	Political and economic instability.

Any of these factors could prevent us from increasing our revenue and otherwise adversely affect our operating results. We may not be able to overcome some of these barriers and may incur significant costs in addressing others.

If we lose key personnel we may not be able to achieve our objectives.

We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, Mr. Oswald Ortiz, our Chief Financial Officer, Mrs. Francoise Lanter, and our Chief Technology Officer, Mr. Reto Largo. If for any reason, these or other key members of management do not continue to be active in management, then our business, financial condition, or results of operations could be adversely affected. We cannot provide any assurances that we will be able to retain our senior executives or other personnel necessary for the maintenance and development of our business.  We do not maintain key person life insurance on any of our executives.

We may not be able to hire and retain highly skilled technical employees, or retain key management and other personnel which could affect our ability to compete effectively and could adversely affect our operating results.

We depend on highly skilled technical personnel for research and development. To succeed, we must hire and retain employees, independent contractors, or consultants who are highly skilled in rapidly changing communications technologies. In particular, we will need to:

•	Hire more employees, independent contractors or consultants with experience developing and providing advanced technology products and services;

•	Retain future personnel to sell and support the advanced technology solutions that we intend to market in the future; and

•	Retain personnel to maintain and support our services.

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

In addition, if an acquired business has operating losses or negative operating cash flow, our ability to achieve positive cash flow and profitability, as well as our liquidity, could be adversely affected. Some or all of these risks could adversely affect our operations and financial performance. For example, client satisfaction or performance problems at an acquired business could adversely affect our reputation and financial results. Further, any business acquired in the future may not achieve anticipated revenues and earnings and therefore negatively impact our financial position, results of operations and cash flows.

We may face competition that could adversely affect our ability to generate revenues and profitability.

As telecommunications moves from traditional landline services to mobile and VoIP, the traditional telecommunications companies can also be expected to compete with our products and services.  Potential customers generally purchase mobile telephone services from one or more of these competing service providers, therefore our success is dependent on our ability to attract these customers away from their existing suppliers, or to enter into strategic partnerships with these suppliers to offer our services to their customer base.  The traditional telecommunications companies have historically dominated their respective regional markets with large marketing budgets, large customer bases and greater resources.  They also generally provide broadband services which are required to use our services, and these competing service providers could potentially attempt to block their users from using our services.

We may be vulnerable to efforts of telephone companies lobbying to protect their revenue streams and from competition from such telephone companies.

Telephone companies could lobby for change in the relevant legislation in their markets to protect their current revenue streams or increase the fees for data transfer. Any adverse changes to the regulations and policies of the mobile and telecommunications industries could deter end-user purchasers of VoIP services. Any changes to government regulation of telecommunications companies that favor telephone companies, particularly with respect to fees and charges could affect our business model and our results of operations.

If we are unable to protect our intellectual property rights, our business may be harmed.

Although we attempt to protect our intellectual property through trademarks, trade secrets, copyrights, confidentiality, and non-disclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise, and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

Failure to protect our proprietary technology and intellectual property rights would seriously impact our competitiveness and any litigation to protect such intellectual property would be time consuming and costly.

Our success and ability to compete depends on our proprietary technology which is protected by trade secrets. We could be subject to patent infringement or violation of other intellectual property claims, the defense of which can be costly and time-consuming. Further, an adverse decision could subject the Company to significant liability to third parties, require us to seek licenses from third parties which may not be available on reasonable terms, require us to redesign our services, or subject us to limitations on the marketing and sale of our services.

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

Although we are organized under the laws of the State of Nevada, our principal business office is located in Zurich, Switzerland. All of our directors and officers reside outside the United States and all of our assets are located outside of the United States.  Therefore, it may be difficult for investors to enforce judgments obtained in the United States against the Company or its officers and directors, including actions based upon the civil liability provisions of the U.S.'s federal securities laws or U.S. bankruptcy laws.

We may lose certain tax attributes as a result of our acquisition program.

At December 31, 2008, Qnective had available net operating loss (“NOL”) carry-forwards in various jurisdictions of approximately $13,523,281. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses, including NOL’s, is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by us may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, we may be unable to use a material portion of our available NOL carry-forwards to reduce future taxable income.

Costs of compliance with Sarbanes-Oxley Act of 2002 and the related SEC regulations represent a significant percentage of our general and administrative expenses.

The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all public companies. Although costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase based on the required compliance. Failure to comply with the Sarbanes-Oxley Act, Securities and Exchange Commission ("SEC") regulations or OTCBB listing requirements, if need be, may result in penalties, fines, or delisting of our securities from the OTCBB, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

Our board of directors does not yet have an independent member, a compensation committee, an established audit committee or an independent financial expert on its board. As a result, our shareholders do not have the protection and benefit that such corporate governance measures are intended to provide.

Currently, we do not have any independent directors on our Board of Directors.  We also do not have a Compensation Committee, an Audit Committee, or an independent financial expert.  Having an independent director, a Compensation Committee and an independent Audit Committee with a financial expert would protect the rights of minority shareholders, oversee our management, prevent self dealing by members of the Board of Directors, and assist the Board of Directors in monitoring the integrity of our financial statements, the qualifications, independence and performance of our public accountants or the performance of our internal audit function.. Because we have not implemented these corporate governance measures, our shareholders do not have the protection and benefit that such measures are meant to provide.

Because our Board of Directors is comprised of management and a controlling shareholder, these individuals have the power to make all of our major decisions without a shareholder vote, or solicitation of consents from any other shareholder or other person. This discretion could lead to decisions that are not necessarily in the best interest of the minority shareholders.

Our board of directors is comprised of the company's management and a controlling shareholder. As a result, management and the controlling shareholder are able to exercise significant influence over our company, including but not limited to, any board approvals for the election of our directors; and, indirectly, the selection of our senior management, new securities issuances, compensation, mergers and acquisitions, and any amendments to our bylaws or articles of incorporation. When voting on such matters our shareholders' interests may conflict with that of the company's board of directors and may not be in the best interests of minority shareholders.

Shareholders that purchased Qnective Stock from our Company after October 1, 2008 may have a claim against our Company for rescission, because these shareholders were not aware that we issued treasury shares based on a share certificate representing 31,000,000 shares of Qnective Stock.  The holder of the share certificate subsequently reported that the certificate was lost, and as a result we may be required to issue these shares to a third party, if the third party presents the lost certificate for transfer, which would significantly increase the number of shares outstanding.

Subsequent to the execution by Capella IV of the Amended Shareholders' Agreement on October 1, 2008, and its agreement to deliver certificate no. 502, representing 31,000,000 shares of Qnective Stock to our Company, Capella reported to our Company that the certificate has been lost. We issued Qnective Stock in reliance on the fact that the share certificate would be tendered to the Company and cancelled.  If the Company is required to issue the shares to a third party, then shareholders who purchased shares of Qnective Stock since October 1, 2008, might have a right to seek rescission of their purchases, because we did not disclose that the share certificate was lost and that we might be required to issue to a third party the shares represented by the lost certificate. There can be no assurance that we would have sufficient funds to satisfy these claims.

If we are required to issue shares to a third party as a result of the lost share certificate, then existing shareholders could suffer significant dilution, and we may be required to increase our authorized capital.

If a bona fide purchaser presents the lost share certificate for transfer, the number of issued and outstanding shares could increase by up to 31,000,000 resulting in significant dilution to our existing shareholders.  If we are required to issue additional shares and there are not sufficient authorized shares, then we may be required to use our best efforts to increase the number of authorized shares, or pay damages for the failure to issue the additional shares.

In order to re-issue new shares from treasury stock that were cancelled based on the lost certificate, we will need to indemnify our transfer agent for any losses incurred by our transfer agent in connection with the lost certificate, which could result in significant liability to our Company.

Our management has determined in its reasonable business judgment that it is in our Company's and our shareholders' best interest to indemnify the transfer agent in connection with the transfer agent's issuance of a replacement certificate for the lost certificate. The costs and expenses of indemnifying the transfer agent could be significant.  We are currently negotiating with certain beneficial owners of Qnective Stock to indemnify our Company for any losses we incur in connection with our indemnification of our transfer agent, and these beneficial owners may pledge to our Company additional shares of Qnective Stock as collateral security for their obligation to indemnify our Company, however, there can be no assurance that we will enter into any agreement on such terms, or at all.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.  Properties

We maintain offices at Thurgauerstrasse 54, CH-8050 Zurich, Switzerland. The property is approximately 455 square meters and is rented on a month-to-month basis by Qnective (Switzerland) for a monthly rental of approximately $15,000.

ITEM 3. Legal Proceedings

We are not party to, nor are we aware of any legal proceedings against us nor are we aware of any threatened or pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market and the Standard & Poor’s Industry Index for the Telecommunication Services Sector (Wireless Telecommunication Services sub-Sector) for each of the last two fiscal years ended December 31, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
1st Quarter	$3.96	$3.96	$0.00	$0.00
2nd Quarter	$3.96	$3.96	$4.01	$4.00
3rd Quarter	$3.55	$3.55	$3.96	$4.00
4th Quarter	$3.85	$3.85	$3.96	$4.00

Holders of Common Stock

As of March 13, 2009, there were ten holders of record. This does not reflect those shares held in "street" name.

Dividends

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2008.

Recent Sales of Unregistered Securities

All recent sales of unregistered securities have been previously reported on the Company’s Current Reports on Form 8-K.   See “Item 15. Exhibits”.

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the fiscal year ended December 31, 2008 and the period from January 24, 2007 (inception) to December 31, 2007. The selected consolidated statement of operations data set forth below for fiscal year ended December 31, 2008 and the period from January 24, 2007 (inception) to December 31, 2007, and the selected consolidated balance sheet data set forth below at December 31, 2008 and December 31, 2007, are derived from our consolidated financial statements, which have been audited by BDO Visura, independent registered public accounting firm, as indicated in their report included in this Annual Report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, and the Notes thereto, included in this Annual Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Balance Sheets

	December 31, 2008		December 31, 2007
	$		$
Total Cash		1,497,536	122,345
Total current assets		1,766,677	145,165
Total long-term assets		1,837,592	1,205,129
Total current liabilities		1,109,618	154,489
Total long-term liabilities		402,602	1,499,980
Total liabilities and stockholders’ equity (deficiency)		3,604,269	1,350,294

Statement of Operations

	Year Ended December 31, 2008		Period Ended December 31, 2007
	$		$
Marketing expenses		832,577		439,404
General and administrative expenses		4,552,053		1,019,192
Research and development expenses		2,851,411		2,040
Foreign exchange loss		73,727		96,849
Loss on early extinguishment of debt		1,665,000		0
Interest income		(5,001)		0
Interest expense		2,011,495		677
Net loss		11,981,262		1,558,162
Foreign currency translation adjustments		68,885		(3,987)
Change in pension liability		369,068		0
Comprehensive loss		12,419,185		1,554,175

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

We are engaged in the business of researching, designing, developing, marketing and distributing telecommunications services and software.

After giving effect to the Share Exchange Transaction, we consolidated the operations of Qporter together with Qnective effective as of October 1, 2008.  We have accounted for the Share Exchange Transaction as a reverse acquisition. The reverse acquisition resulted in a change of control of Qnective, with the former 50% shareholders of Qporter owning 51% of the Qnective Stock and Qporter becoming a wholly owned subsidiary of Qnective. As a result, the historical financial statements prior to October 1, 2008 are those of Qporter, rather than those of Qnective.

During the year ended December 31, 2008, we continued to develop our VoIP telecommunications software, entered into a significant license agreement and entered into three marketing and consultant agreements to identify customers and resellers.  We continue to engage in discussions to create a distribution network and seek strategic partners.

The Company is in the development stage and its principal operations have commenced, but there has not yet been any recognized revenue therefrom.

Material Trends and Uncertainties

Periodic changes occur in our Company’s industry and business making it reasonably likely that aspects of our future operating results could be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our Company attempts to identify and describe these trends, events, and uncertainties to assist shareholders in assessing the likely future performance of our Company. Shareholders should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our Company. As a result, shareholders are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our Company as those we believe are reasonably likely to affect materially the comparison of historical operating results reported herein to either past period results or to future operating results.

We think that our ability to develop our products and then to market and successfully penetrate important markets in Europe and the Americas is reasonably likely to have a material impact on our short-term and long-term liquidity. In particular, our ability to license our products and services directly to businesses, and indirectly through carriers and resellers will have a material impact on our ability to generate revenues.

We also believe that the rollout of mobile data networks by the operators of these networks is reasonably expected to have a material impact on our net sales, or revenues or income from operations, if any, since the use of our products and services is dependent on these mobile data networks.

Plan of Operation

As of December 31, 2008, we had $1,497,536 in cash.  After paying certain costs and expenses related to operations and  professional fees, including the cost of preparing and filing our reports with the SEC, management estimates that we will have sufficient funds to operate for the next three months.

It will be necessary for us to seek additional financing in order to continue as a going concern through December 31, 2009.  We will most likely seek additional funds from external sources of approximately $5,000,000.  There can be no assurance that outside funding will be available on terms acceptable to the Company, or at all.

Research and Development

We plan to continue our research and development of the Company's products and services and we plan to hire two additional employees for technical development in our subsidiary in Poland during the next twelve months. The anticipated cost will be approximately $2,750,000.

Marketing and Sales

We also intend to continue our marketing and sales efforts to create a subscriber base for the Company's products and services in Europe during the next twelve months. We anticipate marketing expenses will be $2,100,000.

General and Administrative

We expect that we will hire two additional employees for administration during the next twelve months. We anticipate general and administrative costs will be approximately $1,650,000.

Purchase or Sale of Plant and Equipment

We do not anticipate any significant purchase or sale of plant and equipment during the next twelve months.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED DECEMBER 31, 2008 AND 2007

Net Loss

Our Company’s net loss for the period ended December 31, 2008, was $11,981,262 as compared to a net loss of $1,558,162 for the period ended December 31, 2007. The increase in net loss during the period ended December 31, 2008, was primarily due to an increase in personnel expenses of $1,260,826, a charge to general and administrative expenses of $2,273,425 to reflect an incremental increase of one percent ownership in Qporter by our CEO, a charge to research and development expenses of $2,273,425 to reflect an incremental increase of one percent ownership in Qporter by our former CTO, additional legal expenses of $141,322 and increased consultant expenses of $241,996 comprised primarily of consulting fees billed to the Company by the CEO, CFO and the former CTO. In addition, we had an increase of $521,455 for stock-based compensation expenses, and an increase of loss of $2,011,495 for interest expenses in connection with a convertible debenture and an increase of loss of $1,665,000 for early extinguishment of debt in connection with the conversion of a loan into equity.

Operating Expenses

Operating expenses for the period ended December 31, 2008, were $8,236,041 as compared to operating expenses of $1,460,636 for the period ended December 31, 2007. An increase in general and administrative expenses of $3,532,861 comprised primarily of consulting fees and personnel expenses, research and development expenses of $2,849,371 and marketing expenses of $393,173 represent the primary reasons for the increase in our Company’s operating expenses.

General and Administrative Expenses

General and administrative expenses for the period ended December 31, 2008 were $4,552,053 compared to $1,019,192 for the period ended December 2007. The increase was mainly due to a charge to general and administrative expenses of $2,273,425 to reflect an incremental increase of 1% ownership in Qporter by the CEO as a result of the Share Exchange Transaction and personnel expenses of $64,772, consulting expenses of $241,996 comprised of consulting fees billed to the Company by the CEO, CFO and the former CTO, an increase of stock-based compensation expense of $521,455, which is related to our agreement with ZMG for the issuance of stock options, an increase of $141,322 in legal fees, an increase of phone and internet costs of $76,521, an increase in depreciation expense of $122,242 and an increase in rent of $99,226.

Sales and Marketing Expenses

Sales and marketing expenses for the period ended December 31, 2008 were $832,577 compared to $439,404 for the period ended December 31, 2007. The increase was mainly due to personnel costs of $825,028 for marketing and selling our products and was offset by a decrease in advertising expenses of $151,269, a decrease in marketing expenses of $247,175 and a decrease in exhibition expenses of $34,597. The Company employed six people for sales and marketing during the year ended December 31, 2008.

Research and Development Expenses

Research and development expenses for the period ended December 31, 2008 were $2,851,411 compared to $2,040 for the period ended December 2007. The increase was mainly due to personnel costs of $381,834 to develop our products, because our headcount increased from nine developers on January 1, 2008 to thirteen developers at December 31, 2008 and due to incremental shares of Qnective stock issued to our former CTO in the amount of $2,273,425.  In addition, we had an increase in amortization costs for our XMS Platform of $130,592 and an increase of development costs of $63,520 which was paid to a related party, First Media AG.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Loss on early extinguishment of debt in conjunction with the conversion of a loan into equity simultaneously with the reverse acquisition for the period ended December 31, 2008 was $1,665,000 compared to $0 for the period ended December 31, 2007. Interest expense relating to the long-term convertible debenture was $2,011,495 (representing interest expense plus amortization of discount) for the period ended December 31, 2008, while it was $677 for the corresponding period of the prior year.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the fiscal year ended December 31, 2008, were for operating expenses, including consultancy, auditing and legal costs. As of December 31, 2008, our Company had a working capital of $657,059 compared with a working capital of ($9,324) as of December 31, 2007. The cash and cash equivalents of our Company were $1,497,536 as of December 31, 2008, as compared to $122,345 as of December 31, 2007.

As of December 31, 2008 we had accounts payable of $402,427 compared to $129,329 as of December 31, 2007. This increase is due to amounts owed to consultants.

At December 31, 2008, we had short-term debt in the amount of $63,639 compared to $1,478 as of December 31, 2007. The short-term debt is owed to First Media, a related party, and will be paid back during the fiscal year ending December 31, 2009.

At December 31, 2008 we had accrued expenses of $336,226 compared to $23,682 at December 31, 2007. This increase is mainly due to auditing and legal fees.

As of December 31, 2008 we had no loans payable due to shareholders, as compared to $1,499,980 at December 31, 2007. The decrease was due to the elimination of the loan in the consolidated financial statements as a result of the Share Exchange Transaction.

We currently have open pension liabilities of $402,602, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”).

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity and debt financing, and our ability to achieve and maintain profitable operations. Our Company received additional capital of $3,785,523 between December 31, 2007, and December 31, 2008, in connection with the loan granted from a shareholder prior to the reverse aquisition and the issuance of shares of Qnective Stock.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from loans and from equity financing will not be sufficient to meet our working capital requirements for the next twelve months.  We, therefore, expect to need additional funding from internal sources of $1,500,000 and from external sources of approximately $5,000,000, through December 31, 2009. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

Due to our current financial situation and our history of losses the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern as discussed in Note 2 to our financial statements for the year ended December 31, 2008.

Management’s plans to improve its financial condition are as follows:

•	Promote distribution of our services through networks of service providers and operators;

•	Encourage penetration of new markets through partners and resellers;

•	Seek equity financing to help fund our growth strategies; and

•	Develop strategic alliances with dominant market players for mobile service distribution.

There can be no assurance that our planned activities will be successful or that we will ultimately attain profitability. Our long-term viability depends on our ability to grow our business and to fund the continuation of our operations. We may use Qnective Stock as payment for services of various consultants in order to help advance our business plan.

We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity and we have satisfied our cash requirements through loans and issuance of shares of Qnective Stock. There is no assurance that we will be able to secure additional financing or that it can be secured at rates acceptable to our Company. In addition, should we be required to either issue stock for services or to secure equity funding, due to the lack of liquidity in the market for the Qnective Stock, such financing could result in significant dilution to existing shareholders.

Operating Activities

Operating activities used net cash of $2,634,649 for the year ended December 31, 2008, as compared to $1,425,892 used in operating activities for the year ended December 31, 2007. The increase in net cash used in operating activities was due to the increase in personnel and the increase in other costs such as consultant fees, other general and administrative expenses, marketing expenses and research and development expenses.

Investing Activities

Net cash provided by investing activities was $355,817 for the year ended December 31, 2008, as compared to $1,206,105 used in investing activities for the year ended December 31, 2007. The Company’s cash provided in the year ended December 31, 2008 was from the reverse acquisition which was partly offset by cash invested in office and IT equipment and continued development of its XMS Platform.

The net cash used in the period ended December 31, 2007 was mainly for investments in our XMS platform of $1,117,203.

Financing Activities

Net cash provided by financing activities was $3,785,523 for the year ended December 31, 2008, as compared to financing activities which provided net cash of $2,749,980 for the year ended December 31, 2007.

The cash received in 2008 was the result of proceeds from the issuance of shares of Qnective Stock in the amount of $2,000,000 and of loans from Qnective prior to the date of the reverse acquisition on October 1, 2008 of $1,785,523. The cash received in 2007 was the result of proceeds from the issuance of shares of  Qnective Stock in the amount of $1,250,000 and of loans from Qnective shareholders of $1,499,980.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions, or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.  We continually evaluate our estimates, judgments and assumptions based on available information and experience.  We believe that our estimates, judgments and assumptions are reasonable based on information available to us at the time they are made.  To the extent there are differences between our estimates, judgments and assumptions and actual results, our financial statements will be affected.  Such differences may be material to our financial statements.  The accounting policies that reflect our more significant estimates, judgments and assumptions are described below.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. We expect to derive revenue from the customization of our software to meet the specific needs of BT under the Distribution Agreement, so that BT’s subscribers can download the services. This arrangement includes customer acceptance criteria. Since we not yet satisfied the defined customer acceptance criteria, revenues from this arrangement will be recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period, provided all other recognition criteria have been met.  The costs relating to the BT project are capitalized as incurred until the revenue recognition criteria have been met and the related revenue can be recognized. Once revenue can be recognized, these costs will be expensed.

Foreign Currency Translation

The functional and reporting currency of the Company is the U.S. Dollar, whereas the wholly owned subsidiaries, Qnective AG (formerly Qporter AG)’s functional currency is the Swiss Franc and Qporter Poland Spzoo’s functional currency is the Polish Zloty.  The financial statements of the Company’s wholly owned subsidiaries are translated to U.S. Dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. Dollar equivalents at the rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as foreign exchange gains/losses in the Statement of Operations.

Property and Equipment

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 4 years. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Intangible assets (Research and Development Cost)

The Company accounts for software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized based on the greater of (a) the ratio of current gross sales to the anticipated future gross sales or (b) on a straight-line basis over the remaining estimated lives of the related products.  The Company amortizes its intangible assets on a straight-line basis over their estimated useful lives, as it represents the greater amount of these two methods. Technological feasibility is established upon completion of a working model.

At each balance sheet date, the unamortized capitalized software development costs of a computer software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset will be written off.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Benefit Plan

The Company maintains a pension plan covering all employees in Switzerland; it is considered a defined benefit plan and accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”). This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render services ratably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.

SFAS 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet at December 31, 2008, and December 31, 2007, respectively, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the statement of operations. The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

In Poland, the Company maintains a government defined contribution plan with the annual contributions of 19.52% of gross pay are paid by the employer and the employee.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.  The determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable and as such, no amount has been included in the financial instruments.

Stock Based Compensation

The Company accounts for options granted to persons other than employees and directors under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service/vesting period.

Significant Customers

For the twelve months ended December 31, 2008, the Company had one significant customer, as a result of the BT License Agreement.  The Company had no customers in the year ended December 31, 2007.

Contractual Obligations

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance.

The company has the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$736,463	$184,296	$368,592	$183,575	$0
Consultancy Agreements	152,555	152,555	0	0	0
Pension Plan	464,178	37,892	80,521	89,994	255,771
Total contractual obligations	$1,353,196	$374,743	$449,113	$273,569	$255,771

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value instruments. This statement does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 157 was effective and adopted by the Company as of January 1, 2008. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are outside the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date, with a cumulative effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Prior to this election, only the unrealized losses were recorded in results of operations. The Company adopted SFAS 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s financial position and results of operations.

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 157-3. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157 and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

Recent Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement is not expected to have a significant effect on the Company's financial statements.

 In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company as of January 1, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term loan due from Mobil Media Holding AG and short term loan due to a related party.

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our long-term loan and short-term loan. We believe that, fluctuations in interest rates would not have a material impact on the fair value of these loans.

Foreign Exchange Rates.

The majority of our expenses from our operating subsidiaries are denominated in Swiss Franc (“CHF”) and Polish Zloty (“PLN”). The Distribution Agreement with BT is denominated in Euros (“EUR”). As a result, changes in the relative values of U.S. Dollars EUR, PLN and CHF affect our reported levels of revenues, expenses and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar EUR, PLN and CHF affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the invoice and payment dates of our receivables. Furthermore, we translate monetary assets and liabilities denominated in other currencies into CHF, the functional currency of our operating business. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales and expenses denominated in foreign currencies, such as CHF, EUR and PLN continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

ITEM 8. Financial Statements

The full text of our audited financial statements as of December 31, 2008 and December 31, 2007, for the year ended December 31, 2008, for the period ended December 31, 2007, and for the period from January 24, 2007 (date of inception) to December 31, 2008, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. As described below under “Report of Management on Internal Control Over Financial Reporting,” we have identified material weaknesses in the internal control over financial reporting as of December 31, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weaknesses.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal controls over financial reporting were not effective in achieving its objectives as of December 31, 2008 due to material weaknesses that exist in our internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We have a material weakness regarding financial reporting under U.S. generally accepted accounting principles and disclosure controls.

2.	We have a material weakness because we do not have documentation of our internal control policies and procedures.

Our independent registered public accounting firm, BDO Visura Zurich, has issued an attestation report, which follows, that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

During our current fiscal year, we intend to take the following steps to remediate the material weakness described above which we believe are necessary to address the issues associated with our material weakness over financial reporting and disclosure controls to improve the design and operation of the controls. Such planned changes include:

•	Training people to get the proper experience with U.S. generally accepted accounting principles,

•	Hiring consultants with knowledge of U.S. generally accepted accounting principles on an as-needed basis to cure this weakness.

•	Our Chief Financial Officer started training in August 2008 to increase her knowledge of U.S. generally accepted accounting principles.

We are currently in the process of putting together the required documentation.  We expect that written documentation of key internal controls over financial reporting will be completed and used by us by December 31, 2009.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended December 31, 2008

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Qnective, Inc. (A Development Stage Company)

We have audited Qnective, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Qnective’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness regarding the management’s failure to maintain written documentation of their internal control policies and procedures has been identified and described in management’s assessment. Further, a material weakness regarding financial reporting under U.S. generally accepted accounting principles and disclosure controls has been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 25, 2009 on those financial statements.

In our opinion, Qnective, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qnective, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2008, the period ended December 31, 2007 and the period from January 24, 2007 (date of inception) to December 31, 2008 and our report dated March 25, 2009 expressed an unqualified opinion thereon.

Zurich, March 25, 2009

BDO Visura

/s/ Andreas Wyss	/s/ Christoph Tschumi

Andreas Wyss	Christoph Tschumi
Auditor in Charge
Swiss Certified Accountant / CPA	Swiss Certified Accountant

ITEM 9B.  Other Information

None.

Part III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The names, ages, and respective positions of the directors and officers of the Company are set forth below. The directors of our Company will serve until the next annual meeting of the Company's shareholders or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors and officers of the Company.

Name	Position	Age	Date First Elected or Appointed

Oswald Ortiz	President and CEO	40	October 29, 2007

Francoise Lanter	Secretary, Treasurer and CFO	45	November 15, 2007

Reto Largo	Chief Technology Officer	41	October 6, 2008

On July 25, 2008, Mr. Tan Siekmann resigned as a director and Chief Technology Officer of the Company.  On July 25, 2008, Mr. Carmine Pinto was appointed Chief Technology Officer.  Mr. Pinto resigned on September 30, 2008.

Oswald Ortiz, Chief Executive Officer, President and Director of Qnective

Mr. Ortiz, 40, was appointed Chief Executive Officer of the Company in October 2007.  Since January 2007, Mr. Ortiz has served as President of Qporter. From August 2003 to December 2006, he also served as Chief Executive Officer of MobilMedia Holding AG, where he successfully built an international mobile entertainment business. From January 2002 to July 2003, Mr. Ortiz was the Chief Executive Officer of Tiscali, an internet service provider in Switzerland, where he increased market share by 38% in a period of one year. Mr. Ortiz previously served as Chief Marketing Officer for Callahan Broadband Wireless Services GmbH in Switzerland from May 2001 to December 2001.  From September 1996 to April 2001, he gained extensive experience in high-tech/telecommunications sales and marketing working at Swisscom Wholesale (Sales and Marketing Unit) where he was responsible for 130 employees with annual revenues of CHF2.3 billion. He holds a bachelors degree in electronic engineering and a masters degree from the ESADE Business School, Madrid.

Francoise Lanter, Chief Financial Officer, Secretary, Treasurer and Director of Qnective

Prior to becoming Chief Financial Officer of the Company, Mrs. Lanter, 45, was from September 2004 to April 2007 Chief Financial Officer of Lawa Entertainment GmbH, a technology company based in Switzerland. Mrs. Lanter is also currently Chief Financial Officer of MobilMedia Holding AG, but devotes substantially all of her time to Qnective and Qporter. From October 2001 to May 2004, Mrs. Lanter was a lecturer with KV Baden, a business school. In her positions in finance and administration Mrs. Lanter has been responsible for budgeting, capital expenditure planning, and financial reporting in accordance with IFRS.

Reto Largo, Chief Technology Officer and Director of Qnective

Mr. Largo, 41, was appointed Chief Technology Officer and a director of the Company on October 6, 2008.  Mr. Largo, age 41, holds a masters degree in IT from ETH Zurich and a masters degree in business administration from the Hochschule St. Gallen.  Mr. Largo is an experienced IT manager and has lead various projects and line organizations, mainly in the transportation and telecommunications industry.  From September 2005 through May 2008, he was Head HRIS/PB Special Projects at Credit Suisse, a Swiss bank.  From March 2005 through August 2005, he was in charge of Swiss Special Projects at Credit Suisse.  From July 2003 to February 2005, he was the IT COO at Swiss International Airlines where he was responsible for engineering and operating large-scale IT solutions in heterogeneous environments.  He also managed a small telecom company in Germany from December 2001 to June 2003.

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

Our Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that given the early stage of our development a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors, and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

Shareholder Communications

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this Report.

Family Relationships

Oswald Ortiz and Michael Ortiz, Head, Channel Management, Qporter, are brothers. There are no family relationships between any of our directors and executive officers.

Code of Ethics

We have adopted a code of ethics that is applicable to our officers, directors, and employees, including our principal executive officer and principal financial officer or persons performing similar functions. The code of ethics can be found as an Exhibit to this Annual Report on Form 10-K and under the heading "Policy on Business Ethics for Directors, Officers, and Employees" and on our website at www.qnective.com. We will supply to any person without charge, upon request and in the manner described under the heading “Stockholder Communications,” a copy of our code of ethics.

Audit Committee

The Company does not currently have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act by the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and our audits and financial statements. The entire board of directors is acting as the Company's audit committee.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC.  These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC.  Based solely on the Company's review of the copies of the forms it has received, each of Messrs. Ortiz, Siekmann and Largo and Mrs. Lanter failed to file a Form 3 on a timely basis upon becoming a director of the Company; however, each was subsequently filed.  Mr. Pinto did not file a Form 3 upon becoming an executive officer of the Company prior to his resignation from the Company.  Mr. Ortiz failed to timely file a Form 4/A covering the acquisition of shares of Qnective Stock pursuant to the Share Exchange Transaction.  Mr. Siekmann failed to timely file a Form 3 and a Form 3/A covering the acquisition of shares of Qnective Stock pursuant to the Share Exchange Transaction. Messrs. Ortiz and Siekmann subsequently filed the required Forms 4/A, 3 and 3/A, respectively.  Cappella IV LLC did not file a Form 3 upon becoming a 10% holder of the Qnective Stock and did not file a Form 4 upon entering into the Amended Shareholders’ Agreement dated as of October 1, 2008, among Mobil Media, the MMH Shareholders, Qnective, Qporter, Capella IV LLC, and Connwards Management.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence".

Compensation Committee Interlocks and Insider Participation

Messrs. Ortiz and Largo and Mrs. Lanter are the members of the Board of Directors and are officers of the Company.  Except as disclosed in "Item 13.  Certain Relationships and Related Transactions, and Director Independence", no member of the Board of Directors had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.  No interlocking relationship exists between the members of the Board of Directors and the board directors or compensation committee of any other company.

ITEM 11.  Executive Compensation

The following table sets forth compensation for services rendered during the fiscal year ended December 31, 2008, for our Principal Executive Officer, Principal Financial Officer and the three most highly compensated executive officers as of December 31, 2008, whose total annual salary and bonus for fiscal 2008 exceeded $100,000 (collectively, the “Named Officers”).

Name and Principal Position	Year	Salary ($)
Oswald Ortiz	(a)2008	0
President and CEO	2007	n/a
(Principal Executive Officer)	2006	n/a

Francoise Lanter	(b)2008	0
CFO	2007	n/a
(Principal Financial Officer)	2006	n/a

Reto Largo	(e)2008	42,166
CTO	2007	n/a
	2006	n/a

Carmine Pinto	(c)2008	40,147
CTO	2007	n/a
	2006	n/a

Tan Siekmann	(d)2008	0
CTO	2007	n/a
	2006	n/a

Michael Ortiz	(f)2008	126,090
Head, Channel Management, Qporter	2007	0
	2006	0

Michal Madeyski	(g)2008	105,075
Head, Production, Qporter	2007	0
	2006	0

(a)
Mr. Oswald Ortiz has been the President, CEO, and a director of Qnective since October 29, 2007. Mr. Ortiz is paid as an independent consultant to Qnective. In 2008 Qnective paid Mr. Ortiz the amount of $138,000.

(b)
Francoise Lanter has been the CFO and a director of Qnective, since November 15, 2007. Mrs. Lanter is paid as an independent consultant to Qnective, through her wholly owned company, Miraculix Treuhand GmbH. In 2008 Qnective paid Miraculix $82,800.

(c)	Mr. Pinto resigned as CTO and a director of Qnective on September 30, 2008.

(d)	Tan Siekmann resigned as CTO and a director of Qnective on July 25, 2008. Mr. Siekmann was paid as an independent consultant to Qnective. In 2008 Qnective paid Mr. Siekmann the amount of $50,954.

(e)	Mr. Largo has been the CTO and Director of Qnective since October 6, 2008.

(f)	Mr. Michael Ortiz has been the Head, Channel Management, Qporter since January 1, 2008.

(g)	Mr. Michal Madeyski has been the Head, Production, Qporter since January 3, 2008.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

w	Attract, motivate, retain and reward executive officers of outstanding ability;
w	Link changes in executive officers’ compensation to individual and corporate performance;
w	Align executive officers’ interests with those of the shareholders.

The ultimate objective of our compensation program is to increase shareholder value. We seek to achieve these objectives with a compensation approach which takes into account a competitive base salary.

Base Salaries

Base salaries paid to executive officers are intended to attract and retain highly talented individuals. In setting base salaries, individual experience, individual performance, the Company’s performance and job responsibilities during the year are considered.  Executive salaries are evaluated against companies of similar size and nature in the respective country.

Compensation Committee Report

The Board of Directors, acting as the Compensation Committee of the Company, has received and discussed the Compensation Discussion and Analysis section above with management and, based on such review and discussion, the Board of Directors determined that the Compensation Discussion and Analysis be included in this Report.

Oswald Ortiz
Francoise Lanter
Reto Largo

Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee.

Stock Options/Stock Awards

We have not granted any options or stock awards to any of our officers or directors during our prior fiscal year.

Employment Agreements

None.

Compensation of Directors

No director receives a fee for attendance at any meeting of the Board of Directors; these directors are reimbursed only for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or of the committees thereof.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Principal Stockholders

The following table sets forth certain information regarding our common stock beneficially owned as of March 13, 2009, for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Oswald Ortiz c/o Qnective AG Thurgauerstrasse 54 CH-8050 Zurich, Switzerland	30,550,000	(1)	46.7%

Francoise Lanter c/o Qnective AG Thurgauerstrasse 54 CH-8050 Zurich, Switzerland	0		0%

Reto Largo c/o Qnective AG Thurgauerstrasse 54 CH-8050 Zurich, Switzerland	0		0%

Tan Siekmann c/o Burg Lichtenfels 35104 Lichtenfels, Germany	14,816,750	(1)	22.7%

Directors and Executive Officers as a Group (3 persons)	30,550,000	(1)	46.7%

(1)           Mr. Ortiz beneficially owns (as defined by Rule 13d-3 under the Act) 30,550,000 shares, or 46.7% of the Qnective Stock outstanding as of March 13, 2009.  Mr. Siekmann beneficially owns (as defined by Rule 13d-3 under the Act) 14,816,750 shares, or 22.7% of the Qnective Stock outstanding as of March 13, 2009.  The 30,550,000 shares beneficially owned by Mr. Ortiz includes the 14,816,750 shares owned by Mr. Siekmann and 916,500 shares, or 1.4% of the Qnective Stock outstanding as of March 13, 2009 beneficially owned (as defined by Rule 13d-3 of the Act) by Stefan Schraps. Mr. Ortiz has sole power to vote or to direct the vote of 30,550,000 shares of Qnective Stock. Mr. Ortiz has sole power to dispose or direct the disposition of 14,816,750 shares, and sole power to direct the disposition of an additional 15,733,250 shares in connection with a sale of the Company.  Mr. Siekmann has no power to vote or direct the vote of any shares of Qnective Stock, and sole power to dispose or to direct the disposition of 14,816,750 shares of Qnective Stock, except in connection with a sale of his shares of Qnective Stock in connection with a sale of the Company.  Mr. Schraps has no power to vote or direct the vote of any shares of Qnective Stock, and sole power to dispose or direct the disposition of 916,500 shares of Qnective Stock, except in connection with a sale of the shares in connection with a sale of the Company. The Company has not yet issued stock certificates representing the shares owned by Messrs. Ortiz, Siekmann and Schraps, as well as to the purchasers of shares under private placements effected by the Company after October 1, 2008 nor any shares issued as part of the Share Exchange Transaction as a result of the lost certificate by Capella IV LLC.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2008 there have not been any relationships, transactions, or proposed transactions to which the Company was or is a party, in which any of the directors, executive officers, or 5% or greater shareholders (or any immediate family member thereof) had or is to have a direct or indirect material interest other than as set forth below.

Amended Shareholders’ Agreement dated as of October 1, 2008, among Mobil Media, the MMH Shareholders, Qnective, Qporter, Capella IV LLC, and Connwards Management, Inc., pursuant to which the MMH Shareholders exchanged the 1,250,000 shares of Qporter, owned by Mobil Media as nominee for the MMH Shareholders for an aggregate of 30,550,00 shares of Qnective Stock. Oswald Ortiz and Tan Siekmann, an officer and director and a former officer and director of the Company, respectively, are shareholders of MobilMedia.

Voting Agreement, dated as of October 1, 2008, among the Company, Oswald Ortiz, Tan Siekmann and Stefan Schraps (the “Voting Agreement”), pursuant to which each of them agreed to hold all shares of Qnective Stock registered in their respective names or beneficially owned by them and to vote such shares in accordance with, the provisions of the Voting Agreement.

During the term of the Voting Agreement, each of Siekmann and Schraps agree to vote all shares of Qnective Stock held by each of them for the slate of nominees for election to the Board of Directors of the Company as decided by Ortiz in his sole and absolute discretion.  Any vote taken to remove any director elected pursuant to the foregoing, or to fill any vacancy created by the resignation, removal, or death of a director elected pursuant to the foregoing, is also subject to the foregoing agreement.

The Voting Agreement also provides that in the event that Ortiz agrees to a sale of the Company or all or substantially all of the Company’s assets (an “Approved Sale”) whether by means of a merger, consolidation, or sale of stock or assets, or otherwise, each of Siekmann and Schraps have agreed that they shall each consent to, vote for, and raise no objections to the Approved Sale, and (i) if the Approved Sale is structured as a merger or consolidation of the Company, or a sale of all or substantially all of the Company’s assets, each of Siekmann and Schraps have agreed to waive any dissenters' rights, appraisal rights, or similar rights in connection with such merger, consolidation, or asset sale, or (ii) if the Approved Sale is structured as a sale of the shares of Qnective Stock, each of Siekmann and Schraps have agreed that they will sell their shares of Qnective  Stock on the terms and conditions approved by Ortiz, provided such terms do not provide that Siekmann and Schraps would receive less than the amount that would be distributed to each of them in the event the proceeds of the sale of the Company were distributed in accordance with the Company’s Certificate of Incorporation.

In addition, during the term of the Voting Agreement Siekmann and Schraps agree to vote all shares held by them in accordance with the instructions of Ortiz. The Voting Agreement will continue in full force and effect through the earliest of the following dates, on which date it will terminate in its entirety: (a)the date of the closing of a firmly underwritten public offering of shares of the Qnective Stock pursuant to a registration statement filed with the Securities and Exchange Commission, and declared effective under the Securities Act ;  (b) ten (10) years from the date of the Voting Agreement; (c) the date of the closing of an Approved Sale; or (d) the date on which Ortiz, Siekmann and Schraps agree, in writing, to terminate the Voting Agreement.

The provisions of the Voting Agreement are binding upon the successors in interest to any of the shares of Qnective Stock owned by Ortiz, Siekmann and Schraps.

MobilMedia has an oral consulting agreement with Qporter dated May 1, 2007. MobilMedia received $729,116 from Qporter during 2008 and $987,059 during 2007. Mr. Oswald Ortiz, our Chief Executive Officer owns 47.5% of the outstanding securities of MobilMedia.

SafeCom GmbH & Co. KG (“SafeCom”) has a Software Development Agreement with Qporter dated January 18, 2007. During 2008 and 2007, SafeCom invoiced Qporter the amount of $110,204 and $465,295, respectively, under the Software Development Agreement.  Mr. Tan Siekmann, a former director and a former Chief Technology Officer of the Company is a shareholder of SafeCom.

ITEM 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees for professional services rendered by BDO Visura for the audit of our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 were $120,566 and $124,437, respectively.

Audit–Related Fees

None.

Tax Fees

None.

All Other Fees

There were no other fees billed for services rendered by BDO Visura not reportable as Audit Fees, Audit-Related Fees or Tax Fees for the fiscal years ended December 31, 2008 and December 31, 2007.

Part IV

ITEM 15.  Exhibits

The exhibits below are required by Item 601 of Regulation K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated herein by reference from our Form SB-2 filed on March 24, 2006)

3.1a	Amendment to Articles of Incorporation changing name (incorporated herein by reference from our Form 10-KSB filed on May 16, 2008)

3.2	Bylaws (incorporated herein by reference from our Form SB-2 filed on March 24, 2006)

4.1	Specimen ordinary share certificate (incorporated herein by reference from our Form SB-2 filed on March 24, 2006)

9.1	Voting Agreement dated as of October 1, 2008 among Qnective, Inc., and Oswald Ortiz, Tan Siekmann and Stefan Schraps (incorporated herein by reference from our form 8-K filed on November 18, 2008).

10.1	Shareholders’ Agreement dated February 12, 2007, among Qnective, MobileMedia Holdings AG, and Qporter (incorporated herein by reference from our Form 8-K filed on April 13, 2007)

10.2	Distribution and License Agreement between Qporter, Inc. and BT inmo BV dated September 25, 2008 (incorporated herein by reference from our Form 10-Q filed on November 11, 2008)

10.3
Amended Shareholders’ Agreement dated as of October 1, 2008 among Mobil Media Holding AG, Oswald Ortiz, Tan Siekmann and Stefan Schraps, Qnective, Inc., Qporter, Inc., Capella IV LLC and Connwards Management, Inc. (incorporated herein by reference from our Form 8-K filed on November 12, 2008)

10.4
Modification Agreement dated as of October 1, 2008 among Qporter, Inc., Safe-Com Gmbh & Co., KG, Mobil Media Holdings AG and Qnective, Inc., including the following: Exhibit A Technology Transfer Agreement between Qnective, Inc. and Media Holding AG entered into January 3, 2007; Exhibit B - Software Development Agreement between Qporter, Inc. and Safe-com GmbH & Co. KG, dated January 18, 2007; and Exhibit C - Shareholders Agreement by and among Mobil Media Holdings AG, Qnective, Inc, and Qporter Inc. dated February 12, 2007 (incorporated herein by reference from our Form 8-K filed on November 12, 2008)

10.5	Subscription Agreement, dated July 7, 2008, by and between Qnective, Inc. and Aquanil Advisors Inc. (incorporated herein by reference from our Form 8-K filed on July 11, 2008

10.6	Form of Convertible Loan Agreement dated September 4, 2008 between Qnective, Inc. and Mrs. Thea Kunz (incorporated herein by reference from our Form 8-K filed on September 19, 2008)

10.7	Subscription Agreement, dated December 8, 2008, by and between Qnective, Inc. and Ms. Thea Kunz (incorporated herein by reference from our Form 8-K filed on December 15, 2008)

10.8	Subscription Agreement dated December 8, 2008 by and between Qnective, Inc. and Ms. Thea Kunz (incorporated herein by reference from our Form 8-K filed on December 15, 2008)

10.9	Termination Agreement dated December 8, 2008, by and between Qnective, Inc. and Ms. Thea Kunz (incorporated herein by reference from our Form 8-K filed on December 15, 2008)

10.10	Marketing Consultant Agreement dated January 26, 2009 between Qporter, Inc. and ATT Management AG (incorporated herein by reference from our Form 8-K filed on January 30, 2009)

10.11	Marketing Consultant Agreement dated January 28, 2009 between Qporter, Inc. and Ediport Ltd AG (incorporated herein by reference from our Form 8-K filed on January 30, 2009)

10.12	Marketing Consultant Agreement dated January 28, 2009 between Qporter, Inc. and Atlantique Caspian Holdings Ltd. (incorporated herein by reference from our Form 8-K filed on January 30, 2009)

14	Code of Ethics (incorporated by reference from our Form 10-KSB filed on May 16, 2008)

21*	List of Subsidiaries

24*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qnective, Inc.
(Registrant)

Date: March 25, 2009	By:	/s/ Oswald Ortiz
Oswald Ortiz
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oswald Ortiz, Chief Executive Officer, and Francoise Lanter, Chief Financial Officer, and each of them, his or her true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Oswald Ortiz
Oswald Ortiz	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2009

/s/ Francoise Lanter
Francoise Lanter	Chief Financial Officer and Director (Principal Accounting Officer)	March 25, 2009

/s/ Reto Largo
Reto Largo	Chief Technology Officer and Director	March 25, 2009

QNECTIVE, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, AND 2007

Page:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of  Operations and Comprehensive Loss for the year ended December 31, 2008, the period ended December 31, 2007 and the period from January 24, 2007 (inception) to December 31, 2008
F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the period January 24, 2007 (inception) to December 31, 2008	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2008, the period ended December 31, 2007, and the period from January 24, 2007 (inception) to December 31, 2008	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Qnective, Inc.(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Qnective, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity (deficiency), and statements of cash flows for the year ended December 31, 2008, the period ended December 31, 2007 and the period from January 24, 2007 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qnective, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period ended December 31, 2007 and the period from January 24, 2007 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qnective, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2009 expressed an adverse opinion thereon.

Zurich, March 25, 2009

BDO Visura

/s/ Andreas Wyss	/s/ Christoph Tschumi

Andreas Wyss	Christoph Tschumi
Auditor in Charge
Swiss Certified Accountant / CPA	Swiss Certified Accountant

QNECTIVE, INC. (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)

		December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents		1,497,536	122,345
Accounts receivable, including related party	14	94,502	14,419
Prepaid expenses and other current assets		174,639	8,401
Total current assets		1,766,677	145,165

Long-Term Assets:
Property, plant and equipment, net	6	334,407	17,722
Intangible assets, net	7	1,200,759	1,116,483
Long-term loan due from MobilMedia Holding AG, a related party	14	302,426	70,924
Total Assets		3,604,269	1,350,294

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable, including related party	14	402,427	129,329
Short-term loans due to related parties	14	63,639	1,478
Accrued expenses and other current liabilities		336,226	23,682
Other deferred revenue		307,326	0
Total current liabilities		1,109,618	154,489
Long-Term Liabilities:
Pension liability		402,602	0
Loan payable due to Stockholder	14	0	1,499,980
Total liabilities		1,512,220	1,654,469
Commitments & Contingencies	8

Stockholders’ Equity (deficiency):	10
Common stock, $0.001 par value;		61,950	2,500
Shares authorized; 75,000 000
Shares issued and outstanding; 61,950,000 and 2,500,000 as at December 31, 2008 and 2007, respectively,
Additional paid in Capital		16,003,459	1,247,500
Accumulated other comprehensive income:
Foreign currency translation		(64,868)	3,987
Change in pension liability	12	(369,068)	0
Accumulated deficit during development stage		(13,539,424)	(1,558,162)
Total stockholders’ equity (deficiency)		2,092,049	(304,175)
Total Liabilities and Stockholders’ Equity (deficiency)		3,604,269	1,350,294

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in $, except per share amounts)

	Year Ended December 31, 2008	Period Ended December 31, 2007	For the Period from January 24, 2007 (Inception) to December 31, 2008

Operating expenses
General and Administrative expenses	4,552,053	1,019,192	5,571,245
Marketing expense	832,577	439,404	1,271,981
Research and development expense	2,851,411	2,040	2,853,451
Total Operating expenses	8,236,041	1,460,636	9,696,677

Other income (expense)
Interest income	5,001	0	5,001
Interest expense	(2,011,495)	(677)	(2,012,172)
Foreign exchange loss	(73,727)	(96,849)	(170,576)
Loss on early extinguishment of debt	(1,665,000)	0	(1,665,000)
Total other income (expense)	(3,745,221)	(97,526)	(3,842,747)
Net Loss	(11,981,262)	(1,558,162)	(13,539,424)

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(68,855)	3,987	(64,868)
Defined benefit pension plans
Unrecognized net actuarial loss, net of tax	(369,068)	0	(369,068)
Total Other Comprehensive (Loss) Income	(437,923)	0	(433,936)
Comprehensive Loss	(12,419,185)	(1,554,175)	(13,973,360)

Basic and Diluted Weighted Average Shares	37,993,425	30,550,000	34,392,786

Basic and Diluted Net Loss Per Share	(0. 32)	(0.05)	(0. 39)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JANUARY 24, 2007 (INCEPTION) TO DECEMBER 31, 2008

(in $, except per share amounts)
	Common Stock		Additional	Accumulated other comprehensive	Accumulated Deficit During Development	Total Shareholders’
	Shares	Amount	Paid-in	Income (loss)	Stage	Equity (Deficiency)
Common stock issued for cash at $1 per share	1,250,000	1,250	1,248,750	0	0	1,250,000

Common stock issued for contribution of XMS Technology	1,250,000	1,250	(1,250)	0	0	0

Foreign currency translation adjustment	0	0	0	3,987	0	3,987

Net loss	0	0	0	0	(1,558,162)	(1,558,162)

Balance at December 31, 2007	2,500,000	2,500	1,247,500	3,987	(1,558,162)	(304,175)

Stock based Compensation (Note 11)	0	0	521,455	0	0	521,455

Recapitalization (Note 5)	28,050,000	28,050	(28,050)	0	0	0

Acquisition of Qnective (Note 5)	28,450,000	28,450	2,109,279	0	0	2,137,729

Common stock issued as converted loan at $3.85 (Note 5)	900,000	900	3,464,100	0	0	3,465,000

Incremental shares for CEO and CTO (Note 5)	0	0	4,546,850	0	0	4,546,850

Common stock issued for conversion of the convertible loan at $2.00 (Note 10)	1,000,000	1,000	1,999,000	0	0	2,000,000

Common stock issued for interest of convertible loan at $3.85 (Note 10)	37,500	38	144,337	0	0	144,375

Issuance of common stock on interest of convertible loan accrued at October 1, 2008 (Note10)	12,500	12	(12)	0	0	0

Common stock issued for cash at $2.00 (Note 10)	1,000,000	1,000	1,999,000	0	0	2,000,000

Net Loss	0	0	0	0	(11,981,262)	(11,981,262)

Change in pension liability, net of tax $0 (Note 12)	0	0	0	(369,068)	0	(369,068)

Foreign currency translation adjustment	0	0	0	(68,855)	0	(68,855)

Balance at December 31, 2008	61,950,000	61,950	16,003,459	(433,936)	(13,539,424)	2,092,049

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC.  (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in $, except per share amounts)

		Year Ended December 31, 2008	Period Ended December 31, 2007	For the Period from January 24, 2007 (Inception) to December 31, 2008
Cash Flows from Operating Activities:
Net loss		(11,981,262)	(1,558,162)	(13,539,424)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization		257,851	2,846	260,697
Stock based compensation		521,455	0	521,455
Interest expense		2,011,495	0	2,011,495
Loss on extinguishment of debt		1,665,000	0	1,665,000
Incremental shares for CEO and CTO		4,546,850	0	4,546,850
Changes in operating assets and liabilities:
Accounts receivable		(82,778)	(12,366)	(95,144)
Prepaid expenses and other current assets		(193,777)	(9,469)	(203,246)
Accounts payable, including related parties		30,180	127,915	158,095
Deferred revenue		307,326	0	307,326
Accrued expenses and other liabilities		252,392	23,344	275,736
Pension liability		30,619	0	30,619
Net cash provided by (used in) operating activities		(2,634,649)	(1,425,892)	(4,060,541)
Cash Flows from Investing Activities:
Property, plant and equipment		(434,685)	(19,366)	(454,051)
Intangible assets		(217,746)	(1,117,203)	(1,334,949)
Short-term loan due from related party		(149,225)	(69,536)	(218,761)
Reverse acquisition, net of cash acquired		1,157,473	0	1,157,473
Net cash provided by (used in) investing activities		355,817	(1,206,105)	(850,288)
Cash Flows from Financing Activities:
Loan from stockholders	14	1,785,523	1,499,980	3,285,503
Proceeds from the issuance of common stock, net of finder’s fee		2,000,000	1,250,000	3,250,000
Net cash provided by financing activities		3,785,523	2,749,980	6,535,503
Increase (decrease) in cash and cash equivalents		1,506,691	117,983	1,624,674
Effect of exchange rate changes on cash		(131,500)	4,362	(127,138)
Cash and cash equivalents, beginning of year		122,345	0	0
Cash and cash equivalents, end of year		1,497,536	122,345	1,497,536
Supplemental Cash Flow Information:
Cash paid for interest		11,640	498	12,138
Cash paid for taxes		11,717	0	11,717
Capital increase through conversion of convertible debenture		2,000,000	0	2,000,000
Capital increase through conversion of loan		3,465,000	0	3,465,000
Shares issued for accrued interest		48,125	0	48,125

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)

1. Organization and Nature of Operations

Qnective, Inc. formerly known as Sotech, Inc., (“Qnective” and together with its subsidiaries the “Company”) was incorporated in Nevada on February 2, 2005, to operate an internet website offering comparison shopping. In February 2007 our Board of Directors determined that the comparison shopping business would not be successful and sought other business opportunities, and transitioned from a comparison shopping business to a new telecommunications business and services specializing in the research, design, development, marketing and distribution of telecommunications software and services.

As part of its transition strategy, the Company entered into a letter agreement dated January 2, 2007, with MobilMedia Holdings AG (“MobilMedia”), a Swiss company, to establish a joint venture to develop and commercialize MobilMedia’s XMS (extended message service), a wireless mobile technology.

On February 12, 2007, the Company, MobilMedia, and a Nevada corporation formed on January 24, 2007, Qporter, Inc. ("Qporter"), entered into a shareholders' agreement (the “Shareholders' Agreement”). Pursuant to the terms of the Shareholders' Agreement MobilMedia transferred to QPorter certain technology for a converged communications platform that integrates messenger and Voice-over Internet Protocol (“VoIP”) with a number of features allowing users to use mobile devices or desktop computers to communicate. In exchange for the transfer of technology, MobilMedia received a cash payment of $625,000 from Qporter and 1,250,000 shares of common stock of Qporter, Inc. (the “Qporter Stock”), representing 50% of the outstanding common shares of Qporter, as nominee for Oswald Ortiz, our President and Chief Executive Officer, Tan Siekmann and Stefan Schraps (the “MMH Shareholders”). Also pursuant to the terms of the Shareholders’ Agreement, Qnective received 50% of the outstanding common shares of Qporter in exchange for an agreement to invest $2,500,000 in Qporter. Qnective fulfilled its investment obligation by providing equity financing of $1,250,000 and debt financing of $1,250,000.

Under the terms of the Shareholders ' Agreement, the Company had the sole and exclusive option to purchase, free of all encumbrances, all of the shares of Qporter owned by MobilMedia, as nominee, in exchange for 65% of the issued and outstanding shares of the Company subject to adjustment to account for dilution as a result of the sale by the Company of shares of Qnective common stock (the “Qnective Stock”) in order to raise funds to be invested in the Company.

On October 1, 2008 the Company entered into an Amended Shareholders’ Agreement (the “Amended Shareholders’ Agreement”) by and among the Company, Mobil Media, the MMH Shareholders, Qporter, Capella IV LLC and Conwards Management, Inc. which, among other things terminated the Shareholders’ Agreement and the Company acquired the other 50% of the outstanding shares of Qporter Stock which it did not yet own.  For accounting purposes, the acquisition has been treated as a recapitalization of Qporter with Qporter as the acquirer (reverse acquisition). The historical financial statements prior to October 1, 2008 are those of Qporter consolidated, as described further in Note 5.

The Company is in the development stage and has devoted most of its efforts to creating its products and raising capital. The planned principal operations have commenced, but there has been no revenue therefrom.

2. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $13,539,424 and a negative cash flow from operations of $4,060,541 since its inception, and had a working capital of $657,059 at December 31, 2008.  These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QNECTIVE, INC.  (A Development Stage Company)

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through December 31, 2009; and, therefore, the Company will have to raise addition funding through loans, equity contributions or revenue.  The Company's ability to continue its operations and market and sell its products and services will depend on the Company's ability to raise additional funding. If the Company is unable to obtain such funding, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on the Company’s business plan it expects to obtain $1,500,000 from internal sources and to need additional funding from external sources of approximately $5,000,000.

3. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Qporter, Inc., Qporter Schweiz AG  (now Qnective AG) and Qporter Poland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Development Stage Company–The Company complies with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as development stage.

Use of estimates- The preparation of financial statements in conformity with United State generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of the Company. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

Comprehensive Loss - Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change stockholder’s equity (deficiency).

Foreign Currency Translation-The functional currency of the Company and its subsidiaries is the local currency. The financial statements of foreign subsidiaries are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. dollar equivalents at rates of exchanges in effect at the balance sheet date. Average rates for the year are used to translate expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as foreign exchange gains/losses in the Statement of Operations.

QNECTIVE, INC.  (A Development Stage Company)

Loss Per Share— The Company computes net earnings (loss) per common share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”) and SAB No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The calculation as at December 31, 2008 and 2007 excludes options to purchase common stock aggregating 150,000 as their effects would be anti-dilutive.

Cash and Cash Equivalents—The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment-Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 4 years. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Long-Lived Assets-The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Benefit Plan- The Company maintains a pension plan covering all employees in Switzerland; it is considered a defined benefit plan and accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”). This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render services ratably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.  SFAS 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet at December 31, 2008 and December 31, 2007, respectively, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the statement of operations. The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

In Poland, the Company maintains a government defined contribution plan whereas the annual contributions of 19.52% of the gross pay are paid by the employer and the employee.

Income Taxes-In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery and a valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.  The determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable and as such, no amount has been included in the financial instruments.

Fair Value of Financial Instruments— The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payables, long-term loan  due from MobilMedia and short-term loan due to related parties. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

QNECTIVE, INC. (A Development Stage Company)

Long-term loan due from MobilMedia Holding AG - The long-term loan receivable is reported at outstanding principal adjusted for any deferred costs, any allowances for loan losses and any unauthorized premiums or discounts. At December 31, 2008, no deferred costs nor allowances for losses or unauthorized premiums or discounts existed.

Intangible assets (Trademarks)-The Company accounts for intangible assets pursuant to SFAS No. 142, “Goodwill and other Intangible Assets”. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the estimated useful lives, which is between 5 and 10 years. The Company does not have any intangibles with indefinite lives as of December 31, 2008.

Intangible assets (Research and Development Cost)-The Company accounts for software development costs in accordance with SFAS 86. Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized based on the greater amount computed using (a) the ratio of current gross sales to the anticipated future gross sales or (b) on a straight-line basis over the remaining estimated lives of the related products.  The Company amortizes its intangible assets  on a straight-line basis over their estimated useful lives, as it represents the greater amount of these two methods . Technological feasibility is established upon completion of a working model.

At each balance sheet date, the unamortized capitalized software development costs of a computer software product are compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset will be written off.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured.

The Company derives revenue from the customization of its software to meet specific needs of BT inmo BV (“BT”) so that BT’s subscribers can download the services. This arrangement includes customer acceptance criteria. As the Company has not previously met the defined customer acceptance criteria, revenues from this arrangement will be recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period, provided all other recognition criteria have been met.

The costs relating to the BT project are capitalized as incurred until the revenue recognition criteria have been met and the related revenue can be recognized. Once revenue can be recognized, these costs will be expensed.

Because the criteria to recognize revenue were not met at December 31, 2008, the Company deferred 100% ($307,326) of the BT related revenue. Costs of $154,242 required to customize the compatible software as per the BT agreement were incurred in the fourth quarter of 2008, and have been capitalized and presented as part of prepaid expenses and other current assets.

Stock Based Compensation - The Company accounts for options granted to persons other than employees and directors under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period.

QNECTIVE, INC. (A Development Stage Company)

4. Impact of Recently Issued Accounting Pronouncements

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value instruments. This statement does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 157 was effective and adopted by the Company as of January 1, 2008. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are outside the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date, with a cumulative effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Prior to this election, only the unrealized losses were recorded in results of operations. The Company adopted SFAS 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s financial position and results of operations.

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 157-3. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157 and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance. The adoption of FSP FAS 157-3 did not  have a material impact on the Company’s results of operations, cash flows or financial positions.

Recent Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement is not expected to have a significant effect on the Company's financial statements.

QNECTIVE, INC. (A Development Stage Company)

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company as of January 1, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

QNECTIVE, INC. (A Development Stage Company)

5. Reverse acquisition

On October 1, 2008 Qnective entered into the Amended Shareholders' Agreement among the Company, MobilMedia, the MMH Shareholders, Qporter, Capella, and Connwards to acquire the remaining 50% of the Qporter’s Shares.  The Shareholders' Agreement terminated the original Shareholders' Agreement dated February 12, 2007, among Mobil Media, Qnective, and Qporter.  Pursuant to the Amended Shareholders’ Agreement:

1.
Capella agreed to make a capital contribution to the Company of 30,550,000 shares (the “Capella Shares”) of Qnective Stock, for aggregate consideration of $1.00, and the Company agreed to hold the Capella Shares as treasury shares;

2.
The MMH Shareholders, in their capacity as the beneficial owners pursuant to a nominee agreement between MobilMedia, as nominee and the MMH Shareholders of 1,250,000 shares of the Qporter Stock, representing 50% of the issued and outstanding shares of the Qporter Stock, agreed to exchange their Qporter Stock, for 30,550,000 shares of Qnective Stock (the “Share Exchange Transaction”) representing approximately 51% of the outstanding shares of Qnective Stock as of October 1, 2008. Under the terms of the Share Exchange Transaction, Mr. Ortiz, the Company’s President, Chief Executive Officer, and a director of the Company received 14,816,750 shares of Qnective Stock representing 24.74% of the issued and outstanding shares of Qnective Stock after giving effect to the transactions contemplated by the Shareholders’ Agreement; Mr. Siekmann also received 14, 816,750 shares of Qnective Stock; and Mr. Schraps received 916,500 shares of Qnective Stock;

3.
Connwards acknowledged the previous issuance of 1,250,000 shares of Qnective Stock on March 31 and July 7, 2007 to evidence its prior $2,500,000 equity investment in the Company at a price of $2.00 per share; and

4.	Connwards’ prior loan to the Company of $1,800,000 was settled through the conversion into 900,000 shares of Qnective Stock at a conversion price of $2.00 per share.

The Amended Shareholders’ Exchange Agreement provides for Qnective acquiring 50% of the Qporter Stock in exchange for the issuance of 30,550,000 shares of the Qnective Stock.

The transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations” because the former 50% shareholders of Qporter increased their stake in Qnective from 0% to 51% through the transaction and hence became the controlling shareholders. The historical financial statements prior to October 1, 2008, refer to the consolidated financial statements of Qporter.

The net assets acquired were accounted for as the issuance of stock by Qporter for the net monetary assets of Qnective, accompanied by a recapitalization, as there were no operations in Qnective beyond those of Qporter.

The related incremental 590,500 shares issued to the CEO in the amount of $2,273,425 is recorded under general and administration expense and the incremental 590,500 shares issued to the formerly CTO in the amount of  $2,273,425 is recorded under research and development expense. The fair value per share of the incremental issuance was $3.85, based on the stock price of the Company’s common stock at October 1, 2008.

The carrying value of net assets acquired comprise of the following:

Assets acquired:
Cash	$1,157,473
Long-term loan due from affiliated company	3,283,482
Liabilities assumed:
Short-term loan due to stockholders	(1,810,564)
Short-term loan due to related party	(5,640)
Accounts payable	(139,833)
Accounts payable due to related party	(106,757)
Accrued expense	(88,849)
Long-term convertible debenture	(151,583)
Net assets acquired	$2,137,729

The settlement of the $1,800,000 loan through conversion into 900,000 shares of Qnective Stock was accounted for under APB 26 “Early Extinguishment of Debt.” Accordingly, the transaction was recorded at the fair value of Qnective Stock, resulting in a loss on early extinguishment of debt of $1,665,000.

QNECTIVE, INC. (A Development Stage Company)

6. Property, Plant & Equipment

Property, plant & equipment consisted of the following at December 31,

	2008	2007
Equipment	$188,407	$16,991
IT Equipment	272,522	2,871
Less accumulated depreciation	(126,522)	(2,140)
	$344,407	$17,722

Depreciation expense for the years ended December 31, 2008 and 2007 was $124,382 and $2,140, respectively.

QNECTIVE, INC. (A Development Stage Company)

7. Intangible Assets

Intangible Assets consisted of the following at December 31,

	2008	2007
XMS Software Platform	$1,306,137	$1,088,391
Trademarks	28,812	28,812
Less accumulated amortization	(134,190)	(720)
	$1,200,759	$1,116,483

The XMS Software Platform payments constitute development costs that were paid to MobilMedia and SafeCom GmbH & Co. KG, both related parties. The XMS software was valued at $625,000 based on the amount of cash contributed by Qnective and paid by the joint venture (Qporter) to MobilMedia for the software.

The Company determined that technological feasibility of the XMS software platform was reached upon release of the beta version which was on October 17, 2006, and therefore capitalized development costs incurred between that date and the launch of the product in July 2008.

From April until June 2008 the Company evaluated an internal test version of the QtalkSM in order to market Windows Mobile, Symbian-based and Windows Desktop versions.  The development department changed some display issues on different mobile phone types, as well as registering and user management procedures. The cost for these services was $217,746 for the year ended December 31, 2008 and $463,391 for the year ended December 31, 2007, provided in both cases by MobilMedia Holding and SafeCom GmbH & Co. KG, both related parties.

The amortization of the XMS Software Platform commenced upon launch of the product in July 2008 and is based on the greater of (a) the ratio of current gross sales to the anticipated future gross sales or (b) on a straight-line basis over the remaining estimated lives of the related products. The Company amortizes its intangible assets on a straight line basis over their estimated useful lives of 5 years as it represents the greater amount of the two methods. Amortization expense of the XMS Software Platform for the years ended December 31, 2008 and 2007, was $130,592 and $0, respectively, and is included in research and development expense.

The amortization expense for Trademarks is included in marketing expense. The amortization is calculated using the straight-line method over an estimated useful life of 10 years. Amortization expense of the Trademarks for the years ended December 31, 2008 and 2007 was $3,598 and $720, respectively.

The estimated future amortization expense as of December 31, 2008 is as follows :

Fiscal years
2009	$264,113
2010	264,113
2011	264,113
2012	264,113
2013 - 2017	144,307
Total amortization expense	$1,200,759

QNECTIVE, INC.  (A Development Stage Company)

8. Commitments & Contingencies

Operating Lease-Rent expense for the year ended December 31, 2008 and 2007 was $179,990 and $41,632, respectively. The property is approximately 455 square meters and the rental amount will remain approximately the same until November 30, 2011.

Other lease expense for the years ended December 31, 2008 and 2007 was $520 and $0, respectively.

The following table presents future minimum lease commitments under operating leases at December 31, 2008:

Year ending December 31,	2008
$

2009	184,296
2010	184,296
2011	184,296
2012	183,575
2013	0
Total	736,463

On January 1, 2008, the Company’s subsidiary, Qporter, signed a contract with ZMG, Zurich Management Group for business development support of the Company. ZMG will assist in developing and improving the Company’s business model, developing and implementing the Company’s business strategy, including marketing, portfolio and pricing strategies, and developing the business plan, particularly with respect to cash requirements for the next year. ZMG received a monthly consultancy fee of $8,044 during a minimum period of 12 months and a one-time payment of $20,110 for the business plan development. These costs are recorded as general and administrative expenses. Additionally ZMG would receive 350,000 Qnective stock options on terms to be agreed.

On June 20, 2008, the contract dated January 1, 2008, between Qporter and ZMG was amended with respect to the grant of options to purchase shares of Qnective common stock as follows:

1.
An option to purchase 150,000 shares of Qnective Stock at the then fair market value of the stock was granted to Mr. Zoran Trifkovic, the President of ZMG, (i) upon the Company’s acceptance of the business plan, organizational structure, and operational processes created by ZMG and (ii) if Mr. Zoran Trifkovic has remained President of Qporter Schweiz AG, (now Qnective Switzerland) Qporter's wholly owned subsidiary until December 31, 2010.

2.
An option to purchase 50,000 shares of Qnective Stock at the then fair market value of the stock will be granted to Mr. Zoran Trifkovic for each introduction he or ZMG makes to the Company which results in a signed contract between the Company and a customer, international distributor, telecom operator, or internet service provider.

3.
An option to purchase 50,000 shares of Qnective Stock at the then fair market value will be granted to Mr. Zoran Trifkovic for each introduction he or ZMG makes to the Company which results in an investment in the Company of at least $500,000.

 QNECTIVE, INC. (A Development Stage Company)

On January 23, 2008, the Company signed a contract with D-Age Management BV for assistance in strategic direction and financing. D-Age received $22,467 per month for a period of nine months, and a one-time payment for expenses of $14,978. These costs are recorded in general and administrative expense. Additionally, D-Age would receive a success fee of 4 percent of the gross proceeds raised by D-Age, payable in cash upon the closing of the investment, and 2 percent of gross proceeds in the form of Qnective stock options on terms to be agreed.

On February 19, 2008, the Company signed a contract with Remaco Merger AG for assistance in financing. Remaco Merger AG received a one-time payment of $50,000, which is recorded in general and administrative expense and would receive a success fee of 3 percent of the gross proceeds raised by Remaco, but not less than $200,000.

On September 25, 2008, Qporter, entered into a Distribution and License Agreement with BT inmo BV (“BT”), a 100% subsidiary of British Telecom (BT) Group Plc, whereby BT was appointed as the Company’s non-exclusive distributor to distribute its voice-over-internet protocol (“VoIP”) services to mobile telephone users.

Qporter granted to BT a worldwide, non-exclusive license to use Qporter’s software (“Software”) and services (“Services”), and to permit BT to install the software on the mobile telephones of BT’s subscribers.

Pursuant to the Agreement, Qporter agreed to customize its software to meet specific needs of BT so that BT’s subscribers can download the Services. Qporter has also agreed to provide maintenance services and support to BT.

BT will pay a license fee to Qporter based on the number of subscriptions for the Services sold by BT to its subscribers. BT will also pay an annual fee to Qporter for the support services provided by Qporter, that will be equal to ten percent of the annual license fee paid by BT. Furthermore, in consideration of the development of Software by Qporter, necessary to permit use of the Services by BT’s subscribers, BT will pay to Qporter a one-time customization fee in the total amount of two-hundred-and-thirty-four-thousand Euros (approximately $350,000), that will be payable in monthly installments for five months (see Revenue Recognition Accounting Policy in Note 3).

The Agreement has a term of three years, and will be automatically renewed on an annual basis, unless terminated pursuant to the Agreement.

If the license fees payable by BT to Qporter exceed ten million Euros (approximately $12.7 million), then BT will have the option to convert ten percent of the license fees paid by BT, into an equity investment in shares (the “BT Shares”) of common stock of the Company (the “Common Stock”), based on the fair market value of the Common Stock at the time of the conversion. The maximum amount of license fees that can be converted into Common Stock is €7.5 million (approximately $9.5 million).

Litigation—The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

9. Product, Segment and Geographic Information

The Company has one operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company’s operating segment is design, development, licensing, sale and distribution of telecommunications software and services, in particular high-quality Voice-over-the-Internet-Protocol (“VOIP”) services to mobile telephone users.

The following table summarizes the long-lived assets attributed to countries:

At December 31,	2008	2007
	$	$
United States	1,206,907	1,126,289
Switzerland	328,259	7,916
Poland	0	0
Total	1,535,166	1,134,205

QNECTIVE, INC. (A Development Stage Company)

10.  Stockholders’ Equity:

Common Stock— Common stock as of December 31, 2008, and December 31, 2007, consisted of the following: $0.001 par value, 75,000,000 shares authorized, 61,950,000 and 2,500,000 shares issued and outstanding, respectively.

On January 24, 2007, Qnective Inc., a Nevada corporation and MobilMedia Holding AG, formed Qporter, Inc. ("Qporter").  Qnective Inc. received 50% of the outstanding common shares of our Company in exchange for an agreement to invest $1,250,000 in Qporter.  MobilMedia Holding AG transferred to Qporter certain technology for a converged communication platform that integrates messenger and VoIP with a number of features allowing users to use mobile devices or desktop computers to communicate.  The technology fulfilled the criteria for capitalization under  SFAS No. 86, before being contributed to Qporter.

The Company initially recorded the contributed XMS Platform as a dividend distribution in the consolidated financial statements of Qporter for the year ended December 31, 2007, which were included in the form 8K/A filed with the SEC on December 24, 2008. During the preparation of the financial statements for the year-ended December 31, 2008, the Company determined that the capital contribution of the technology brought in should have been recorded as an intangible asset in the amount of $625,000 (see Note 7).  As discussed in Note 5, the Company entered into a shareholder agreement on October 1, 2008 to acquire 50% of  Qporter.

On September 4, 2008, Qnective entered into an agreement for the sale of a 15% convertible debenture (the “Debenture”) with Ms. Thea Kunz (“Kunz”). Pursuant to the Debenture, Kunz loaned the principal amount of $2,000,000 to the Company. The Debenture bore interest at the rate of fifteen percent (15%) per annum, payable quarterly, commencing on December 1, 2008, and payable on each March 1, June 1, September 1, and December 1 until September 3, 2011.

On the maturity date the principal amount due under the Debenture could be converted into Conversion Shares at the option of the Investor; provided, however, that if the average of the bid and ask prices for shares of the common stock of the Company for the thirty (30) trading days prior to the Maturity Date is equal to or greater than $2.00 a share then the conversion of the principal amount due under the Debenture shall be mandatory. The number of Conversion Shares issuable upon the Maturity Date would be computed using a conversion price of $2.00 per share.

On the date of issuance the conversion price was lower than the stock price, and hence considered a beneficial conversion feature. The resulting discount of $1,850,000 was calculated based on the intrinsic value of the conversion feature on the date of issuance and was to be amortized over the term of the loan using the effective interest method. The term of the loan was three years because it was not considered probable that the Company would repay the Debenture before the maturity date.

On December 8, 2008, the Company and Kunz entered into a Termination Agreement pursuant to which the parties terminated the Debenture.  In lieu of repayment of the outstanding principal of, and accrued but unpaid interest on the Debenture, the Company issued one million shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $2.00 per share or $2,000,000 to Kunz.  The purchase price was paid by the surrender to the Company of the Debenture. The related unamortized discount of $1,848,417 was immediately recognized upon conversion and recorded as interest expense.

The number of Conversion Shares issuable upon each Conversion was determined by computing interest on the principal amount from the issue date until the Interest Payment Date at the rate of 30% percent per annum and using a conversion price of $4.00 per share. As the investor terminated the agreement on December 08, 2008 and gave notice to receive the interest due on December 31, 2008 in shares, the interest of $144,375 for the three month period ended December 31, 2008 was paid as 37,500 shares of the Company’s common stock. The interest was calculated based on 37,500 shares of the common stock of the Company, multiplied by the stock price of the shares at December 31, 2008. In addition, the Company also issued 12,500 shares of the common stock of the Company concerning the interest of $48,125 on the convertible loan for the period from September 4 to September 30, 2008 which was part of the Qnective net assets acquired on October 1, 2008 as discussed in Note 5. The Company issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

On December 8, 2008, the Company entered into a second subscription agreement with Kunz to purchase one million shares of the Company’s common stock for a purchase price of $2.00 a share or $2,000,000 in the aggregate. The Company issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

QNECTIVE, INC. (A Development Stage Company)

11. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Year ended December 31, 2008	Year ended December 31, 2007	For the period from January 24, 2007 (Inception) to December 31, 2008
	$	$	$
General and Administrative Expense	521,455	0	521,455
Total	521,455	0	521,455

The stock options have not been granted yet, however, the Company entered into the Agreement during the three-month period ended March 31, 2008, for the issuance of the stock options, which was amended on June 20, 2008. As a result, the Company has made the assumptions set forth in this Note.

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

The amendment on June 20, 2008 as discussed in Note 8 was accounted for in accordance with Staff Accounting Bulletin Topic 14A, Share-Based payment, which suggests that the methodology prescribed in Statement 123R generally would be appropriate to account for modifications to nonemployee awards. As such, 150,000 options were treated as a type I modification which does not change the fact that the award will ultimately vest and accordingly, continued to recognize stock-based compensation expense. The remaining 200,000 options were treated as a type II modification which does change the expectation that the award will ultimately vest and therefore, reversed the stock-based compensation expense recorded in the three-month period ended March 31, 2008 of $181,000.  Stock-option expense will be recognized on these options when it is deemed that the performance based conditions will be met. The Company followed the bifurcated approach to account for the modification to the service life of the 150,000 options and as such continued to amortize the stock-option expense over the one-year service period.

	Year ended December 31, 2008	Year ended December 31, 2007	For the period from January 24, 2007 (Inception) to December 31, 2008
Expected life	10 years	—	10 years
Volatility	100%	—	100%
Risk free interest rate	3.71%	—	3.71%
Dividends	—	—	—

The weighted average fair values per share of the stock options awarded in the period ended December 31, 2008, was $3.48, based on the fair market value of the Company’s common stock at December 31, 2008.

QNECTIVE, INC. (A Development Stage Company)

12. Defined Benefit Pension Plan

The Company’s Swiss employees are enrolled in two mandatory group pension plans with NEST Sammelstiftung Assurances. The Company started hiring people in early 2008 and did not have any employees as of December 31, 2007. The pension plans are defined benefit plans and payments to the employees plan are made in equal parts by the employee (through withholding) and the employer and in the executives’ plan are made by  employees (through withholding) (40%) and the  employer (60%).  Contributions are based on the age of the employee and vary between 8% and 19%. Total amounts paid by the employer for 2008 and 2007 were $80,700 and $0, respectively.

The Company accounts for this plan in accordance with the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”)

Net periodic benefit cost and amounts recognized in operating expense:	2008	2007

Service costs	$120,025	$0

Interest costs	16,711	0

Expected return on assets	(17,265)	0

Actuarial loss recognised	0	0

Net periodic pension cost	119,471	0

Employee Contribution	(74,508)

Net periodic pension cost employer	$44,963	$0

QNECTIVE, INC. (A Development Stage Company)

All of the Company’s plans have a benefit obligation in excess of plan assets. Using the actuarial valuations as of December 31, 2008, the following table sets forth the change in the Company’s benefit obligation and pension plan assets at market value for the years ended December 31, 2008 and 2007. The Company uses the fair value of its pension assets in the calculation of pension expense for all of its pension plans.

	2008	2007

Change in benefit obligation:

Benefit obligation at January 1, 08	0	0

Service cost	120,025	0

Interest cost	16,711	0

Benefits brought in	1,236,716	0

Actuarial loss on obligation	306,894	0

Foreign exchange loss	43,740	0

Benefit obligation at end of year	1,724,086	0

Change in plan assets:

Plan assets at market value at January 1, 08	0	0

Actual return on plan assets	17,265	0

Contributions paid	181,884	0

Benefits brought in	1,141,620	0

Actuarial loss on plan assets	(52,811)	0

Foreign exchange gain	33,526	0

Plan assets at market value at end of year	1,321,484	0

Unfunded status	402,602	0

Amounts recognized in the statement of financial position consist of:

Current liabilities	0	0

Non-current liabilities	402,602	0

Total	402,602	0

Amounts recognized in accumulated other comprehensive income (loss):

Unrecognized prior service cost	0	0

Unrecognized net actuarial loss	(369,068)	0

Total	(369,068)	0

The amount in accumulated other comprehensive income as of December 31, 2008 that is expected to be recognized as a component of the net periodic pension costs in the subsequent year is $11,417.

QNECTIVE, INC. (A Development Stage Company)

The following table presents significant assumptions used to determine benefit obligations at December 31:

2008
Discount rate	3.5%

Rate of compensation increase:	2.0%

Expected return on assets	4.5%

Expected average remaining working lives in years	13.9

The discount rate of 3.5% is based on an assumed pension benefit maturity of 10 to 15 years. The rate was estimated using the rate of return for high quality Swiss corporate bonds.

The salary increase rate of 2% was based on the long-term inflation rate for Switzerland of 1.5% plus an estimated 0.5% salary increase.

The expected long-term rate of return on plan assets is based on the expected asset allocation and assumptions concerning long-term interest rates, inflation rates, and risk premiums for equities above the risk-free rates of return. These assumptions take into consideration historical long-term rates of return for relevant asset categories.

The plan assets are comprised of the following:

2008

Bonds	45%
Equity securities	15%
Emerging Markets	1%
Private Equity	2%
Loans	1%
Real Estate (including real estate funds)	22%
Liquids	14%
100%

The Company has contracted with NEST to manage the defined benefit plan pension plan. The investment strategy is determined by NEST and applies to all members of the collective foundation.

Expected future benefit payments are as follows:

Year ending December 31,	2008
$

2009	37,892
2010	37,892
2011	42,629
2012	42,629
2013	47,365
2014 - 2018	255,771

The Company expects to make cash contributions totalling approximately $131,675 to the Swiss pension plan in 2009.

QNECTIVE, INC. (A Development Stage Company)

13. Income Taxes:

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

QNECTIVE, INC. (A Development Stage Company)

The following tax years remain subject to examination:

Jurisdiction	Open years
USA	2005-2008
Switzerland	2007-2008
Poland	2007-2008

At December 31, 2008, the Company had available federal net operating loss (NOL) carry forwards of approximately $13,523,281. Under Section 382 of the Internal Revenue Code of 1986, as amended, the use of prior losses including NOLs is limited if a corporation undergoes an “ownership change”. Future issuances of equity interests by the Company may result in an ownership change that is large enough for this limitation to apply. If the limitation applies, the Company may be unable to use a material portion of its available NOL carry forwards to reduce future taxable income. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset at December 31, 2008, and December 31, 2007, as follows:

	December 31, 2008	December 31, 2007
	$	$
Deferred tax assets:
Net operating loss carry-forward	4,464,218	542,640
Pension liability	7,096	0
Less: valuation allowance	(4,471,314)	(542,640)
Net deferred tax assets	0	0

The Company has net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. The Company believes that it is more likely than not that the deferred tax assets cannot be realized. Therefore, we established a valuation allowance on net deferred tax assets of $4,471,314 as of December 31, 2008, and $542,640 as of December 31, 2007.

The components of loss before income tax benefit are as follows:

	Year Ended December 31,
	2008	2007	For the period from January 24, 2007 (inception) to December 31, 2008
United States	(10,045,352)	(1,534,833)	(11,580,145)
Switzerland	(1,956,055)	(20,615)	(1,976,670)
Poland	20,105	(2,714)	17,391
	(11,981,262)	(1,558,162)	(13,539,424)

QNECTIVE, INC. (A Development Stage Company)

As of December 31, 2008, the Company has net operating loss carry forwards in various jurisdictions of $13,523,281 expiring at various times from years ending 2012 to 2024 as follows:

	2008	2007
	$	$
2012	0	(2,714)
2014	(20,615)	(20,615)
2015	(1,922,521)	0
2023	(1,534,833)	(1,534,833)
2024	(10,045,312)	0
Total tax-deductible loss carry forward	(13,523,281)	(1,558,162)

The tax provisions differ from the amount computed using the federal statutory income tax rate (35% for the year ended December 31, 2008 and 2007) as follows:

	Year Ended December 31,
	2008	2007	For the period from January 24, 2007 (inception) to December 31, 2008
	$	$	$
Income tax benefit at federal statutory rate	4,193,441	545,357	4,738,798
Foreign tax rate differential	(271,724)	(2,717)	(274,441)
Valuation allowance	(3,928,674)	(542,640)	(4,471,314)
Other	6,957	0	6,957
	0	0	0

QNECTIVE, INC. (A Development Stage Company)

14. Related Party Transactions

During 2008 Oswald Ortiz, the Chief Executive Officer and a director of Qporter and Qnective invoiced $138,000 to the Company as a consultant, of which $42,291 was outstanding at year-end.  During 2007, Oswald Ortiz invoiced $159,060 to Qporter as a consultant, of which $14,729 was outstanding at year-end. The amounts outstanding are presented in accounts payable.

During 2008, Tan Siekmann, the Chief Technology Officer of Qnective invoiced $50,954 to the Company as a consultant, of which $14,097 was outstanding at year-end.  During 2007, Tan Siekmann invoiced $159,060 to Qporter as a consultant, of which $14,729 was outstanding at year-end. The amounts outstanding are presented in accounts payable.

During 2008, Françoise Lanter, the Chief Financial Officer invoiced through her wholly owned Company, Miraculix Treuhand GmbH, $82,800 to the Company as a consultant, of which $50,749 was outstanding at year end. During 2007, Françoise Lanter invoiced $95,436 to Qporter as a consultant, of which $8,837 was outstanding at year end.  The amounts outstanding are presented in accounts payable.

MobilMedia Holding AG has an oral consulting agreement with Qporter dated May 1, 2007. MobilMedia Holding AG received $729,116 from Qporter during 2008 and $987,059 during 2007. The amount of $514,561 was distributed as consultancy fee, and the amount of $214,555 is presented in property, plant and equipment as it was capitalized as equipment and IT-equipment, see note 6.

At December 31, 2008 and 2007, the amount due from MobilMedia Holding AG was $302,426 and $70,924, respectively and is presented as a long-term loan due from MobilMedia Holding AG. The loan is interest free and due on demand with no fixed terms of repayment.

At December 31, 2008 and 2007, the amount due to MobilMedia Holding AG is $0 and $1,478, respectively. The amounts are presented in short-term loans due to related parties.

SafeCom GmbH & Co. KG has a Software Development Agreement with Qporter dated January 18, 2007. During 2008 and 2007, SafeCom GmbH & Co. KG invoiced Qporter the amount of $110,204 and $465,295, respectively, under the Software Development Agreement of which $61,285 and $360,723, respectively, is presented in Intangible Assets which was capitalized as software development costs under FAS 86 as further discussed in note 7. The invoiced amount in 2008, which is represented in Research and Development expense, was $48,919. The amount of $40,599 and $31,477 was outstanding at December 31, 2008 and December 31, 2007, respectively, and is presented in accounts payables.

At December 31, 2008 and 2007, the amount due to the Company’s shareholder is $0 and $1,499,980, respectively.  On July 6, 2007, Qporter received a loan from Qnective, its shareholder, in the principal amount of $1,499,980 and during the year ended December 31, 2008, Qporter received an additional principal amount of $1,785,523. The loan was unsecured and interest free with no right to demand repayment as long as Qnective remained a shareholder of Qporter.  After the reverse acquisition as of October 1, 2008, the balance of $3,285,503 outstanding was eliminated in the consolidation as Qporter became a wholly owned subsidiary of Qnective.  See Note 5 for further information on the reverse acquisition.

At December 31, 2008 the amount due to FirstMedia AG, which is owned by Oswald Ortiz, Chief Executive Officer, and Tan Siekmann, a former Chief Technical Officer of Qnective, is $63,639. The amount is presented in the short-term loans due to related parties. The loan is interest free and due on demand with no fixed terms of repayment.

At December 31, 2007 the amount due from FirstMedia AG of $12,636, which was paid back on January 31, 2008, is presented in the account receivables, including related party.

During 2008, Zoran Trifkovic, supervisory board member of Qporter Schweiz AG, invoiced for supervisory board charges $13,755, of which $0 was outstanding.

QNECTIVE, INC. (A Development Stage Company)

15. Subsequent Events

Qporter, a subsidiary of the  Company entered into a Marketing Consultant Agreement dated January 26, 2009 with ATT Management AG, a Swiss corporation (“ATT”), whereby Qporter appointed ATT as a non-exclusive consultant to locate resellers and customers on a world-wide basis for Qporter’s VOIP services to mobile telephone users and messenger services (collectively, the “Services”).

Qporter has established an initial sales quota of  $30,000,000 of license fees to be received by Qporter from resellers located by ATT from December 1, 2008 through November 30, 2009 and $10,000,000 of license fees received by Qporter from resellers located by ATT on an annual basis thereafter.  The sales quota will be adjusted for renewal terms, if any.  If ATT fails to exceed its sales quota, Qporter can adjust the sales quota for subsequent years or terminate the Agreement.

The Agreement has a term of three years, and will be automatically renewed for successive three year terms, unless terminated pursuant to the Agreement.

Qporter will pay ATT the following amounts:  twenty-five (25%) percent of all fees received from resellers or customers located by ATT, an additional ten (10%) percent of all fees received from resellers or customers located by ATT if during the initial term of the Agreement the fees exceed $60 million; and for each renewal term, if any, ten (10%) percent of all fees received from resellers or customers located by ATT if the amount received during such renewal term exceeds an amount equal to two times the sales quota for such renewal term and 600,000 shares of the common stock, $.001 par value of the Company (the “ATT Shares”) within ten (10) days of executing the Agreement.

On January 28, 2009 Qporter entered also into a Marketing Consultant Agreement with Ediport Ltd, a Hungarian corporation (“Ediport”), whereby Qporter appointed Ediport as a non-exclusive consultant to locate resellers and customers on a world-wide basis for the Services.

Qporter has established an initial sales quota of  $30,000,000 of license fees to be received by Qporter from resellers located by Ediport from January 20, 2009 through January 30, 2011 and $10,000,000 of license fees received by Qporter from resellers located by Ediport on an annual basis thereafter.  The sales quota will be adjusted for renewal terms, if any.  If Ediport fails to exceed its sales quota, Qporter can adjust the sales quota for subsequent years or terminate the Ediport Agreement.

The Ediport Agreement has a term of three years, and will be automatically renewed for successive three year terms, unless terminated pursuant to the Ediport Agreement.

Qporter will pay Ediport the following amounts:  twenty-five (25%) percent of all fees received from resellers or customers located by Ediport, an additional ten (10%) percent of all fees received from resellers or customers located by Ediport if during the initial term of the Ediport Agreement the fees exceed $60 million; and for each renewal term, if any, ten (10%) percent of all fees received from resellers or customers located by Ediport if the amount received during such renewal term exceeds an amount equal to two times the sales quota for such renewal term and 1,200,000 shares of the common stock, $.001 par value, of the Company (the “Ediport Shares”) within ten (10) days of executing the Ediport Agreement.

QNECTIVE, INC. (A Development Stage Company)

Also on January 28, 2009, Qporter entered into a Marketing Consultant Agreement with Atlantique Caspian Holdings Ltd., a Seychelles corporation (“Atlantique”), whereby Qporter appointed Atlantique as a non-exclusive consultant to locate resellers and customers on a world-wide basis for the Services.

Qporter has established an initial sales quota of $30,000,000 of license fees to be received by Qporter from resellers located by Atlantique from January 20, 2009 through January 30, 2011 and $10,000,000 of license fees received by Qporter from resellers located by Atlantique on an annual basis thereafter.  The sales quota will be adjusted for renewal terms, if any.  If Atlantique fails to exceed its sales quota, Qporter can adjust the sales quota for subsequent years or terminate the Atlantique Agreement.

The Atlantique Agreement has a term of three years, and will be automatically renewed for successive three year terms, unless terminated pursuant to the Atlantique Agreement.

Qporter will pay Atlantique the following amounts:  twenty-five (25%) percent of all fees received from resellers or customers located by Atlantique, an additional ten (10%) percent of all fees received from resellers or customers located by Atlantique if during the initial term of the Atlantique Agreement the fees exceed $60 million; and for each renewal term, if any, ten (10%) percent of all fees received from resellers or customers located by Atlantique if the amount received during such renewal term exceeds an amount equal to two times the sales quota for such renewal term and 1,200,000 shares of the common stock, $.001 par value, of the Company (the “Atlantique Shares”) within ten (10) days of executing the Atlantique Agreement.

On February 1, 2009, the Company entered into a Marketing consultant Agreement with RVS Networks BV, a Netherlands corporation (“RVS”), whereby the Company as a non-exclusive consultant to locate and acquire resellers and customers on a territory basis for the Services. The Company shall pay an amount to twenty-five (25%) percent of all fees received from RVS on basic software for Qtalk secureServer and Licenses for Qtalk secureServer and an amount equal to twenty-five (25%) percent of all sales provisions paid to reseller, payable quarterly in arrears within (10) business days, after the last day of each quarter, starting on May 30, 2009.

The Company shall pay an amount equal to ten (10%) percent of all fees received from customers or sales provisions paid to reseller if during the initial term the fees exceed 1 million CHF; and for each renewal term, if any, an amount equal ten (10%) percent of all fees received from customer or sales provisions paid to reseller if the amount received during such renewal term exceeds an amount equal to two times the sale quota for such renewal term, payable within fifteen (15) days after the end of the initial term and renewal term.

On February 7, 2009, the Company entered into a subscription agreement with Albin Dosch to purchase four hundred fifty thousand (450,000) shares of the Company’s common stock for a purchase price of $2.00 a share or $900,000 in the aggregate. The Company issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

Subsequent to the execution by Capella IV of the Amended Shareholders' Agreement on October 1, 2008, and its agreement to deliver certificate no. 502, representing 31,000,000 shares of Qnective Stock to the Company, Capella reported to the Company that the certificate has been lost. The Company issued Qnective Stock in reliance on the fact that the share certificate would be tendered to the Company and cancelled.  If the Company is required to issue the shares to a third party, then shareholders who purchased shares of Qnective Stock since October 1, 2008, might have a right to seek rescission of their purchases, because the Company did not disclose that the share certificate was lost and that it might be required to issue to a third party the shares represented by the lost certificate. There can be no assurance that the Company would have sufficient funds to satisfy these claims.

If a bona fide purchaser presents the lost share certificate for transfer, the number of issued and outstanding shares could increase by up to 31,000,000 resulting in significant dilution to the existing shareholders.  If the Company is required to issue additional shares and there are not sufficient authorized shares, then it may be required to use its best efforts to increase the number of authorized shares, or pay damages for the failure to issue the additional shares.

Management has determined in its reasonable business judgment that it is in the Company's and its shareholders' best interest to indemnify the transfer agent in connection with the transfer agent's issuance of a replacement certificate for the lost certificate. The costs and expenses of indemnifying the transfer agent could be significant.  The Company is currently negotiating with certain beneficial owners of Qnective Stock to indemnify the Company for any losses it incurs in connection with the indemnification of the transfer agent, and these beneficial owners may pledge to the Company additional shares of Qnective Stock as collateral security for their obligation to indemnify the Company, however, there can be no assurance that the Company will enter into any agreement on such terms, or at all.