Form 10-Q
period 2009-03-31
Qnective, Inc.
filed 2009-05-11
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ to _____________ 2009

COMMISSION FILE NUMBER 000-21571

QNECTIVE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	57-1094726
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

Thurgauerstrasse 54, CH-8050, Zurich, Switzerland
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

+41-44-307-5020
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock as of May 1, 2009 is 65,406,249 shares of common stock, par value $.001 per share.

QNECTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION	3

Item 1. CONSOLIDATED FINANCIAL STATEMENTS	3
Consolidated Balance Sheet - March 31, 2009 and December 31, 2008	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2009 and 2008 and the period from January 24, 2007 (inception) to March 31, 2009	4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the period January 24, 2007 (inception) to March 31, 2009	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and the period from January 24, 2007 (inception) to March 31, 2009	6
Notes to the Consolidated Financial Statements	7
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
Item 4. CONTROLS AND PROCEDURES	24
PART II OTHER INFORMATION	26
Item 1A. RISK FACTORS	26
Item 6. EXHIBITS	26
SIGNATURES	27

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)
(Unaudited)

		March 31,	December 31,
		2009	2008
		(unaudited)
ASSETS (in $)
Current assets:
Cash and cash equivalents		1,064,072	1,497,536
Accounts receivable, including related party	11	50,775	94,502
Prepaid expenses and other current assets	12	264,267	174,639
Total current assets:		1,379,114	1,766,677
Long-Term Assets:
Property, plant and equipment, net	4	276,620	334,407
Intangible assets, net	5	1,134,755	1,200,759
Long-term loan due from MobilMedia Holding AG, a related party	11	480,105	302,426
Total assets		3,270,594	3,604,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable, including related party	11	398,993	402,427
Short-term loan due to related parties	11	109,325	63,639
Accrued expenses and other current liabilities		216,288	336,226
Other deferred revenue		348,294	307,326
Total current liabilities		1,072,900	1,109,618
Long-Term Liabilities:
Pension liability	6	370,048	402,602
Total liabilities		1,442,948	1,512,220
Commitments & contingencies	7

Stockholders’ Equity (deficiency):	9
Common stock, $0.001 par value; shares authorized; 75,000,000 shares issued and outstanding; 65,400,000 and 61,950,000, respectively		65,400	61,950
Additional paid in capital		27,936,541	16,003,459
Accumulated other comprehensive income:
Foreign currency translation		119,363	(64,868)
Change in pension liability		(366,195)	(369,068)
Accumulated deficit during development stage		(25,927,463)	(13,539,424)
Total stockholders’ equity (deficiency)		1,827,646	2,092,049
Total Liabilities and Stockholders’ Equity (deficiency)		3,270,594	3,604,269

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		For the period from January 24, 2007 (Inception) to March 31,
		2009	2008	2009
		(unaudited)	(unaudited)	(unaudited)
Operating expenses
Marketing expense		11,752,489	53,836	13,024,470
General and administrative expenses		261,893	635,005	5,833,137
Research and development expenses		169,706	81,127	3,023,157
Total Operating expenses		12,184,088	769,968	21,880,764

Other income (expense)
Interest Income		189	17	5,190
Interest expense		(383)	(258)	(2,012,555)
Foreign exchange loss		(203,757)	(71,158)	(374,333)
Loss on early extinguishment of debt		0	0	(1,665,000)
Total other income (expense)		(203,951)	(71,399)	(4,046,698)
Net Loss		(12,388,039)	(841,367)	(25,927,463)
Other comprehensive loss/income:
Foreign currency translation adjustment		184,230	(4,622)	119,362
Defined benefit pension plans
Unrecognized net actuarial gain (loss), net of tax	6	2,873	0	(366,195)
Comprehensive Loss		(12,200,936)	(845,989)	(26,174,295)

Basic and Diluted Weighted Average Shares		43,191,945	30,550,000	37,768,883

Basic and Diluted Net loss Per Share		(0.29)	(0.03)	(0.69)

 See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in $, except per share amounts)
(Unaudited)
	Common Stock		Additional	Accumulated other comprehensive	Accumulated Deficit During Development	Total Shareholders’
	Shares	Amount	Paid-in	Income (loss)	Stage	Equity (Deficiency)
Common stock issued for cash at $1 per share	1,250,000	1,250	1,248,750	0	0	1,250,000

Common stock issued for contribution of XMS Technology	1,250,000	1,250	(1,250)	0	0	0

Foreign currency translation adjustment	0	0	0	3,987	0	3,987

Net loss	0	0	0	0	(1,558,162)	(1,558,162)

Balance at December 31, 2007	2,500,000	2,500	1,247,500	3,987	(1,558,162)	(304,175)

Stock based Compensation	0	0	521,455	0	0	521,455

Recapitalization	28,050,000	28,050	(28,050)	0	0	0

Acquisition of Qnective	28,450,000	28,450	2,109,279	0	0	2,137,729

Common stock issued as converted loan at $3.85	900,000	900	3,464,100	0	0	3,465,000

Incremental shares for CEO and CTO	0	0	4,546,850	0	0	4,546,850

Common stock issued for conversion of the convertible loan at $2.00	1,000,000	1,000	1,999,000	0	0	2,000,000

Common stock issued for interest of convertible loan at $3.85	37,500	38	144,337	0	0	144,375

Issuance of common stock on interest of convertible loan accrued at October 1, 2008	12,500	12	(12)	0	0	0

Common stock issued for cash at $2.00	1,000,000	1,000	1,999,000	0	0	2,000,000

Net Loss	0	0	0	0	(11,981,262)	(11,981,262)

Change in pension liability, net of tax $0	0	0	0	(369,068)	0	(369,068)

Foreign currency translation adjustment	0	0	0	(68,855)	0	(68,855)

Balance at December 31, 2008	61,950,000	61,950	16,003,459	(433,936)	(13,539,424)	2,092,049

Common stock issued for cash at $2.00 (Note 9)	450,000	450	899,550	0	0	900,000

Common stock issued for marketing agreements at $0.001 (Note 9)	3,000,000	3,000	11,547,000	0	0	11,550,000

Stock based Compensation (Note 10)	0	0	(513,468)	0	0	(513,468)

Net Loss	0	0	0	0	(12,388,039)	(12,338,039)

Change in pension liability, net of tax $0 (Note 6)	0	0	0	2,873	0	2,873

Foreign currency translation adjustment	0	0	0	184,231	0	184,231

Balance at March 31, 2009	65,400,000	65,400	27,936,541	(246,832)	(25,927,463)	1,827,646

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Three months ended		For the period from January 24, 2007 (Inception) to
	March 31,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(12,388,039)	(841,367)	(25,927,463)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	102,768	26,484	363,465
Stock based compensation	11,036,532	318,000	11,557,987
Interest expense	0	0	2,011,495
Loss on extinguishment of debt	0	0	1,665,000
Incremental shares for CEO and CTO	0	0	4,546,850
Changes in operating assets and liabilities:
Accounts receivable	42,343	(5,030)	(52,801)
Prepaid expenses and other current assets	(91,611)	(52,365)	(294,857)
Accounts payable, including related parties	(14,869)	168,603	143,226
Deferred revenue	40,968	0	348,294
Accrued expenses and other liabilities	(80,229)	(519)	195,510
Pension liability	2,883	0	33,502
Net cash provided by (used in) operating activities	(1,349,251)	(386,194)	(5,409,792)
Cash Flows from Investing Activities:
Property, plant and equipment	(5,422)	(209,410)	(459,473)
Intangible assets	0	(153,001)	(1,334,949)
Short-term loan due from related party	(128,788)	359,855	(347,549)
Reverse acquisition, net of cash acquired	0	0	1,157,473
Net cash provided by (used in) investing activities	(134,210)	(2,556)	(984,498)
Cash Flows from Financing Activities:
Loan from stockholders	0	384,950	3,285,503
Proceeds from the issuance of common stock, net of finder’s fee	900,000	0	4,150,000
Net cash provided by financing activities	900,000	384,950	7,435,503
Increase (decrease) in cash and cash equivalents	(583,461)	(3,800)	1,041,213
Effect of exchange rate changes on cash	149,997	5,662	22,859
Cash and cash equivalents, beginning of period	1,497,536	122,345	0
Cash and cash equivalents, end of period	1,064,072	124,207	1,064,072
Supplemental Cash Flow Information:
Cash paid for interest	381	258	12,519
Cash paid for taxes	1,092	5,732	12,809
Capital increase through conversion of convertible debenture	0	0	2,000,000
Capital increase through conversion of loan	0	0	3,465,000
Shares issued to consultants for services	11,550,000	0	11,550,000
Shares issued for accrued interest	0	0	48,125

 See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.

The consolidated financial statements include the accounts of the Company and its subsidiary, Qporter, Inc (together with its subsidiaries “Qporter”), acquired pursuant to the terms of the Amended Shareholders’ Agreement dated October 1, 2008. Pursuant to the Amended Shareholders’ Agreement, the Company acquired the remaining fifty percent (50%) of the issued and outstanding shares of Qporter not already owned by the Company, which was accounted for as a reverse acquisition. The historical financial statements prior to October 1, 2008, refer to the consolidated financial statements of Qporter.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

The Company is in the development stage and has devoted most of its efforts to creating its products and raising capital. The planned principal operations have commenced, but there has been no revenue recognized therefrom.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company's financial statements.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption as of January 1, 2009 of the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 was adopted by the Company effective January 1, 2009 and did not have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted by the Company as of January 1, 2009, and did not have an impact on the Company’s results of operations, cash flows or financial positions.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDTAED FINANCIAL STATEMENTS
(Unaudited)

3. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $25,927,463 and a negative cash flow from operations of $5,409,792 since its inception, and had a working capital of $306,214 at March 31, 2009.  These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through March 31, 2010; and, therefore, the Company will have to raise additional funding through loans, equity contributions or revenue.  The Company's ability to continue its operations and market and sell its products and services will depend on the Company's ability to raise additional funding. If the Company is unable to obtain such funding, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on the Company’s business plan it expects to obtain $1,000,000 from internal sources and to need additional funding from external sources of approximately $5,500,000.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Plant & Equipment

Property, plant & equipment consisted of the following:

	March 31, 2009	December 31, 2008
Equipment	$178,690	$188,407
IT Equipment	251,510	272,522
Less accumulated depreciation	(153,580)	(126,522)
	$276,620	$334,407

Depreciation expense for the three month periods ended March 31, 2009 and March 31, 2008 was $36,764 and $25,764, respectively.

5. Intangible Assets

Intangible Assets consisted of the following:

	March 31, 2009	December 31, 2008
XMS Software Platform	$1,306,137	$1,306,137
Trademarks	28,812	28,812
Less accumulated amortization	(200,194)	(134,190)
	$1,134,755	$1,200,759

The amortization of the XMS Software Platform commenced upon launch of the product in July 2008 and is based on the greater of (a) the ratio of current gross sales to the anticipated future gross sales or (b) on a straight-line basis over the remaining estimated lives of the related products. The Company amortizes its intangible assets on a straight line basis over their estimated useful lives of 5 years as it represents the greater amount of the two methods. Amortization expense of the XMS Software Platform for the periods ended March 31, 2009 and March 31, 2008, was $65,288 and $0, respectively, and is included in research and development expense.

The amortization for Trademarks is calculated using the straight-line method over an estimated useful life of 10 years. Amortization expense of the Trademarks for the period ended March 31, 2009 and March 31, 2008 was $716 and $720, respectively, and is included in marketing and sales expense.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Employee Benefits

The Company’s Swiss employees are enrolled in two mandatory group pension plans with NEST Sammelstiftung Assurances. The Company started hiring people in early 2008. The pension plans are defined benefit plans and payments to the employees plan are made in equal parts by the employee (through withholding) and the employer and in the executives’ plan are made by employees (through withholding) (40%) and the employer (60%). Contributions are based on the age of the employee and vary between 8% and 19%.

The Company accounts for this plan in accordance with the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”)

The following table summarizes the components of net periodic pension cost recorded in operating expenses for the Company’s defined benefit plans:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Service cost	$54,797	$6,695
Interest cost	13,912	0
Expected return on plan assets	(13,716)	0
Net actuarial loss recognized	2,873	0
Recognized actuarial loss	0	0
Net periodic pension cost	57,866	6,695
Employee contribution	(20,966)	(3,033)
Net periodic pension cost employer	$36,900	$3,662

During the three months ended March 31, 2009 and March 31, 2008, the Company made cash contributions of approximately $30,476 and $4,549, respectively, to its defined benefit pension plans. The Company expects to make additional cash contributions of approximately $230,736 to its defined benefit pension plans during the remainder of 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies

Contingent Liabilities - On January 1, 2008, the Company’s subsidiary, Qporter, signed a contract with ZMG, Zurich Management Group for business development support of the Company. ZMG will assist in developing and improving the Company’s business model, developing and implementing the Company’s business strategy, including marketing, portfolio and pricing strategies, and developing the business plan, particularly with respect to cash requirements for the next year. ZMG received a monthly consultancy fee of $8,044 during a minimum period of 12 months and a one-time payment of $20,110 for the business plan development. These costs are recorded as general and administrative expenses. Additionally ZMG would receive 350,000 Qnective stock options on terms to be agreed.

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

On March 31, 2009, Qporter executed a Termination Agreement with ZMG, in which the Company agreed to issue 350,000 options to purchase shares of Qnective common stock, of which 150,000 options vested on April 1, 2009 immediately upon grant and 200,000 options will vest on January 1, 2010.

On January 23, 2008, the Company signed a contract with D-Age Management BV for assistance in strategic direction and financing of Qporter. D-Age received $22,467 per month for a period of nine months, and a onetime payment for expenses of $14,978. These costs are recorded in general and administrative expense. Additionally, D-Age will receive a success fee of 4 percent of the gross proceeds raised by D-Age, payable in cash upon the closing of the investment, and 2 percent of gross proceeds in the form of Qnective stock options on terms to be agreed.  This Agreement will be terminated.

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

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

BT will pay a license fee to Qporter based on the number of subscriptions for the Services licensed by BT to its subscribers. BT will also pay an annual fee to Qporter for the support services provided by Qporter, that will be equal to ten percent of the annual license fee paid by BT. Furthermore, in consideration of the development of Software by Qporter, necessary to permit use of the Services by BT’s subscribers, BT will pay to Qporter a one-time customization fee in the total amount of two-hundred-and-thirty-four-thousand Euros (approximately $312,000), that will be payable in monthly installments for five months.

The Company derives revenue from the customization of its software to meet specific needs of BT so that BT’s subscribers can download the services. This arrangement includes customer acceptance criteria. As the Company has not yet met the defined customer acceptance criteria, revenues from this arrangement will be recognized upon the earlier of receipt of written customer acceptance or expiration of the contractual acceptance period, provided all other recognition criteria have been met.

The costs relating to the BT project are capitalized as incurred until the revenue recognition criteria have been met and the related revenue can be recognized. Once revenue can be recognized, these costs will be expensed.

Because the criteria to recognize revenue were not met at March 31, 2009, the Company deferred 100% ($348,294) of the BT related revenue. Costs of $232,591 required to customize the compatible software as per the BT agreement were incurred in the fourth quarter of 2008 and the first quarter of 2009, and have been capitalized and presented as part of prepaid expenses and other current assets.

The Agreement has a term of three years, and will be automatically renewed on an annual basis, unless terminated pursuant to the Agreement.

If the license fees payable by BT to Qporter exceed ten million Euros (approximately $13.4 million), then BT will have the option to convert ten percent of the license fees paid by BT, into an equity investment in shares (the “BT Shares”) of common stock of the Company (the “Common Stock”), based on the fair market value of the Common Stock at the time of the conversion. The maximum amount of license fees that can be converted into Common Stock is €7.5 million (approximately $10 million).

On February 1, 2009, the Company entered into a Marketing Consultant Agreement with RVS Networks BV, a Netherlands corporation (“RVS”), whereby the Company appointed RVS as a non-exclusive consultant to locate and acquire resellers and customers on a territory basis for the Services. The Company shall pay an amount to twenty-five (25%) percent of all fees received from RVS on basic software for Qtalk secureServer and Licenses for Qtalk secureServer and an amount equal to twenty-five (25%) percent of all sales provisions paid to reseller, payable quarterly in arrears within ten (10) business days, after the last day of each quarter, starting on May 30, 2009.

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

Operating Lease-Rent expense for all operating leases for the periods ended March 31, 2009, and 2008 was $40,603 and $36,605, respectively. The property is approximately 455 square meters and  the rental amount will remain approximately the same until November 30, 2011.

Litigation - The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Product, Segment and Geographic Information

The Company has one operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company’s operating segment is design, development, licensing, sale and distribution of telecommunications software and services, in particular high-quality Voice-over-the-Internet-Protocol (“VOIP”) services to mobile telephone users.

The following table summarizes the long-lived assets attributed to countries:

	At March 31, 2009	At December 31, 2008
	$	$
United States	1,139,253	1,206,907
Switzerland	272,122	328,259
Poland	0	0
Total	1,411,375	1,535,166

9.  Stockholders’ Equity:

Common Stock— Common stock as of March 31, 2009, and December 31, 2008, consisted of the following: $0.001 par value, 75,000,000 shares authorized, 65,400,000 and 61,950,000 shares issued and outstanding, respectively.

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

The issuance of shares of the common stock was accounted for in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services (“EITF No. 96-18”). As the 600,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the three months period ended March 31, 2009.

The awarded 600,000 shares were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 26, 2009. Consultancy expenses of $2,310,000 were recorded in the three-month period ended March 31, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 28, 2009 Qporter entered into a Marketing Consultant Agreement with Ediport Ltd, a Hungarian corporation (“Ediport”), whereby Qporter appointed Ediport as a non-exclusive consultant to locate resellers and customers on a world-wide basis for the Services.

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

The Ediport Agreement has a term of three years, and will be automatically renewed for a successive three year term, unless terminated pursuant to the Ediport Agreement.

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

The issuance of shares of the common stock was accounted for in accordance with SFAS No. 123 and EITF No. 96-18. As the 1,200,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the three months period ended March 31, 2009.

The awarded 1,200,000 shares were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 28, 2009. Consultancy expenses of $4,620,000 were recorded in the three-month period ended March 31, 2009.

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

The issuance of shares of the common stock was accounted for in accordance with SFAS No. 123 and EITF No. 96-18. As the 1,200,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the three months period ended March 31, 2009.

The awarded 1,200,000 shares were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 28, 2009. Consultancy expenses of $4,620,000 were recorded in the three-month period ended March 31, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 7, 2009, the Company entered into a subscription agreement with Albin Dosch for the purchase of four- hundred fifty thousand (450,000) shares of the Company’s common stock for a purchase price of $2.00 a share or $900,000 in the aggregate. The Company issued the shares in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933 in an offshore transaction to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Three months ended March 31, 2009	Three months ended March 31, 2008	For the period from January 24, 2007 (Inception) to March 31, 2009
	$	$	$
General and Administrative Expense
- Stock options	(513,468)	318,000	7,987
- Shares of common stock	0	0	0
Marketing expense
- Stock options	0	0	0
- Shares of common stock	11,550,000	0	11,550,000
Total	11,036,532	318,000	11,557,987

The stock options have not been granted yet, however, the Company entered into the Agreement during the three-month period ended March 31, 2008, for the issuance of the stock options, which was amended on March 31, 2009. As a result, the Company has made the assumptions set forth in this Note.

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

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The termination agreement on March 31, 2009 as discussed in Note 7 was accounted for as follows: 150,000 options were considered a type III modification as the modification accelerates vesting of these stock options.  This type of modification changes the expectation that the award will ultimately vest from improbable to probable.  As such, the Company reversed compensation costs of $521,455 which were previously recognized and recorded a total compensation cost of $3,423, representing the fair value of the modified award on the modification date for the three month period ended March 31, 2009.  The remaining 200,000 options were also considered a type III modification, which changes the expectation that the award will ultimately vest from improbable to probable.  As no future services will be required and, in substance, options are non forfeitable, the fair value of the modified award of $4,564 was immediately expensed in the three month period ending March 31, 2009.

	Three months ended March 31, 2009	Three months ended March 31, 2008	For the period from January 24, 2007 (Inception) to March 31, 2009
Expected life	10.5 years	10 years	10.5 years
Volatility	100%	100%	100%
Risk free interest rate	3.54%	3.54%	3.54%
Dividends	—	—	—

The weighted average fair values per share of the stock options awarded in the period ended March 31, 2009, was $0.023, based on the fair market value of the Company’s common stock at March 31, 2009.

As noted in Note 9, the Company issued a total of 3,000,000 shares of the Company's common stock to its three consultants ATT, Ediport and Atlantique. The total fair market value of those shares at the measurement date, i.e. the date the agreements were signed, amounts to $11,550,000. Since the shares vested immediately and are non-forfeitable, the entire amount was recorded in the three months period ending March 31, 2009.

11. Related Party Transactions

At March 31, 2009 and December 31, 2008 the amount due to FirstMedia AG, which is owned by Oswald Ortiz, Chief Executive Officer, and Tan Siekmann, a former Chief Technical Officer of Qnective, is $56,982 and $63,639, respectively. The amount is presented in the short-term loans due to related parties. The loan is interest free and due on demand with no fixed terms of repayment.

At March 31, 2009 and December 31, 2008, the amount due from MobilMedia Holding AG was $480,105 and $302,426, respectively and is presented as a long-term loan due from MobilMedia Holding AG. The loan is interest free and due on demand with no fixed terms of repayment.

At March 31, 2009 and December 31, 2008, the amount due to MobilMedia Holding AG is $52,343 and $0, respectively. The amount is presented in short-term loans due to related parties.

For the three-month periods ended March 31, 2009, Zoran Trifkovic, supervisory board member of Qporter Schweiz AG, invoiced for supervisory board charges $4,586, of which $0 was outstanding at March 31, 2009.

For the three-month periods ended March 31, 2009 and 2008, Oswald Ortiz, the CEO, and President of the Company, invoiced $0 and $34,500, respectively to the Company for consulting services in his capacity as CEO, of which $0 and $42,291 was outstanding at March 31, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

For the three-month periods ended March 31, 2009 and 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $0 and $20,700, respectively to the Company for consulting services in her capacity as CFO, of which $23,769 and $8,837 was outstanding at March 31, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

SafeCom GmbH & Co. KG has a Software Development Agreement with Qporter dated January 18, 2007. For the three-month periods ended March 31, 2009 and 2008, SafeCom GmbH & Co. KG invoiced Qporter the amount of $0 and $61,285, respectively, under the Software Development Agreement of which $0 and $61,285, respectively, is presented in Intangible Assets which was capitalized as software development costs under FAS 86 as further discussed in note 5. The amount of $0 and $31,477 was outstanding at March 31, 2009 and December 31, 2008, respectively, and is presented in accounts payables.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2009	December 31, 2008
Prepaid expenses	$31,520	$20,226
Other receivables like Tax/VAT	156	171
Customized cost of BT project	232,591	154,242
	$264,267	$174,639

13. Subsequent Events

Effective April 1, 2009 the Company entered into an Advisory Board Membership Agreement (the “Advisory Agreement”) with each of Mr. Paul Barry (“Barry”), Mr. Jose Collazo (“Collazo”) and Mr. Joseph Nançoz (“Nançoz”).  Each of Barry, Collazo and Nançoz is hereinafter referred to as “Advisor”.  Each Advisory Agreement provides that the respective Advisor will advise the Company’s Board of Directors and management in matters related to the Company’s business as requested by the Company. Each Advisor’s duties include (but are not limited to):  (a) providing strategic and technical guidance to the Company in the development of its business, products and market segment focus, (b) addressing current and future customer needs as well as setting the course for product development, and (c) attending meetings of the Company’s Advisory Board.

Each Advisor will receive the following fees in cash:  (i) a fee in an annual amount equal to $35,000, payable in twelve equal monthly installments; and (ii) an attendance fee in an amount equal to $2,000 for each formally called meeting of the Advisory Panel which the Advisor attends.

Each Advisor will also receive: (i) an annual amount of common stock having an annual aggregate fair market value (as determined by the Board of Directors of the Company) as of the dates of issue equal  to $50,000; such common stock to be issued to the Advisor in twelve equal monthly installments in arrears; and (ii) an annual grant on each March 31 commencing March 31, 2010 of an option to acquire that number of shares of common stock equal in value to the amount of $125,000, on each such March 31, the option price to be the fair market value (as determined by the Board of Directors of the Company) on each such March 31 subject to the Advisor’s execution and delivery of an Option Agreement.

Each Advisory Agreement is for a three year term unless an Advisory Agreement is renewed by the Company within sixty days prior to the end of the term or upon earlier termination.  An Advisory Agreement may be terminated prior to the third anniversary thereof by either party with at least fifteen days' prior written notice to the other party. In the event of any such earlier termination, and subject to the terms of the Company’s Equity Incentive Plan, the Advisor may be entitled to, and the Company may pay to the Advisor:  (a) his pro rata portion of the cash compensation through the termination date, and attendance fees earned but unpaid; and (b) a pro rata portion of the annual equity shares and the annual option shares through the termination date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-K.

We are engaged in the business of researching, designing, developing, marketing, licensing and distributing telecommunications services and software.

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

During the three months ended March 31, 2009, we continued to develop our VoIP telecommunications software, amended our license agreement with BT and entered into four marketing and consultant agreements to identify customers and resellers.  We continue to engage in discussions to create a distribution network and seek strategic partners.

The Company is in the development stage and its principal operations have commenced, but there has been no revenue recognized there from.

Selected Financial Data

	March 31, 2009		December 31, 2008
	$		$
Total Cash		1,064,072	1,497,536
Total current assets		1,379,114	1,766,677
Total long-term assets		1,891,480	1,837,592
Total current liabilities		1,072,900	1,109,618
Total long-term liabilities		370,048	402,602
Total stockholders’ equity (deficiency)		1,827,646	2,092,049

Statement of Operations

	Three months ended March 31, 2009		Three months ended March 31, 2008
	$		$
Marketing expenses		11,752,489		53,836
General and administrative expenses		261,893		635,005
Research and development expenses		169,706		81,127
Foreign exchange loss		203,757		71,158
Interest income		(189)		(17)
Interest expense		383		258
Net loss		12,388,039		841,367
Foreign currency translation adjustments		(184,230)		4,622
Change in pension liability		(2,873)		0
Comprehensive loss		12,200,936		845,989

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

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2009 AND 2008

Net Loss

Our Company’s net loss for the three months ended March 31, 2009, was $12,388,039 as compared to a net loss of $841,367 for the three months ended March 31, 2008. The increase in net loss during the period ended March 31, 2009, was primarily due to a one-time charge to marketing expenses of $11,550,000 in connection with the issuance of the Company's common stock to our consultants Ediport, Atlantique, and ATT Management AG. In addition, we had an increase in personnel expenses of $325,763, a decrease of $831,468 for stock-based compensation expenses, and an increase in foreign exchange loss of $132,599.

Operating Expenses

Operating expenses for the three months period ended March 31, 2009, were $12,184,088 as compared to operating expenses of $769,968 for the three months period ended March 31, 2008.  One-time marketing expenses of $11,698,653 represent the primary reasons for the increase in our Company’s operating expenses.  A decrease in general and administrative expenses of $373,112 is comprised primarily of consulting fees and personnel expenses, and increases in research and development expenses of $88,579.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $261,893 compared to $635,005 for the three months ended March 31, 2008. The decrease was mainly due to an increase in personnel expenses of $172,049 comprised of personnel expenses of the CEO and CFO, a decrease of consulting expenses of $247,775, which is mainly related to the fact that the consulting agreements with ZMG, the CEO, CFO and the former CTO were terminated, a decrease of stock-based compensation expense of $831,468, which is related to our agreement with ZMG for the issuance of stock options, an increase of $145,951 in legal fees, an increase of $109,778 in audit fees, an increase of $23,964 in maintenance expense, an increase in depreciation expense of $11,001 and an increase of approximately $240,000 in other general and administrative expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2009 were $11,752,489 compared to $53,836 for the three months ended March 31, 2008. The increase was mainly due to a charge to one-time marketing expenses of $11,550,000 in connection with the issuance of the Company's common stock to our consultants Ediport, Atlantique, and ATT Management AG, an increase in personnel costs of $127,967 for marketing and selling our products and was offset by a decrease in advertising expenses of $6,866, and a decrease in marketing expenses of $9,118. The Company employed six people for sales and marketing during the three month period ended March 31, 2009.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 were $169,706 compared to $81,127 for the three months ended March 31, 2008. The increase was mainly due to an increase in amortization costs for our XMS Platform of $65,288 and an increase in personnel costs of $25,747.

We expect that as we continue to implement our business plan our operating expenses will increase accordingly.

Other Income (Expense)

Foreign exchange expense for the three months ended March 31, 2009 were $203,757 compared to $71,158 for the three months ended March 31, 2008. The foreign exchange loss incurred in the three-month period ended March 31, 2009, was due to the fact that the Swiss Franc weakened against the US dollar in the period.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED MARCH 31, 2009 AND 2008

Liquidity and Capital Resources

Our Company’s principal cash requirements for the three months ended March 31, 2009, were for operating expenses, including consultancy, auditing and legal costs. As of March 31, 2009, our Company had working capital of $306,214 compared with working capital of $657,059 as of December 31, 2008. The cash and cash equivalents of our Company were $1,064,072 as of March 31, 2009, as compared to $1,497,536 as of December 31, 2008.

As of March 31, 2009 we had accounts payable of $398,993 compared to $402,427 as of December 31, 2008.

At March 31, 2009, we had short-term debt in the amount of $109,325 compared to $63,639 as of December 31, 2008. The short-term debt is owed to First Media and MobilMedia Holding AG, both related parties, and will be paid back during the fiscal year ending December 31, 2009.

At March 31, 2009 we had accrued expenses of $216,288 compared to $336,226 at December 31, 2008. This decrease is mainly due to a decrease in the audit fee accrual.

The unfunded status of our pension plan was $370,048 compared to $402,427 at December 31, 2008, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”).

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity and debt financing, and our ability to achieve and maintain profitable operations.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from loans and from equity financing will not be sufficient to meet our working capital requirements for the next twelve months.  We, therefore, expect to need additional funding from internal sources of $1,000,000 and from external sources of approximately $5,500,000, through March 31, 2010. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED MARCH 31, 2009 AND 2008

Operating Activities

Operating activities used net cash of $1,349,251 for the three months ended March 31, 2009, as compared to $386,194 used in operating activities for the three months ended March 31, 2008. The increase in net cash used in operating activities was due to the increase in personnel and the increase in other costs such as other general and administrative expenses, marketing expenses and research and development expenses.

Investing Activities

Net cash used by investing activities was $134,210 for the three months ended March 31, 2009, as compared to $2,556 used in investing activities for the three months ended March 31, 2008. The Company’s cash used in the three months ended March 31, 2009 was for the short-term loan due from related party and in the three months ended March 31, 2008 for the investment in office and IT equipment and continued development of its XMS Platform.

Financing Activities

Net cash provided by financing activities was $900,000 for the three months ended March 31, 2009, as compared to financing activities which provided net cash of $384,950 for the three months ended March 31, 2008.

The cash received in 2009 was the result of proceeds from the issuance of shares of Qnective Stock in the amount of $900,000. The cash received in the three months ended March 31, 2008 was the result of loans from Qnective shareholders of $384,950.

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

Foreign Exchange Rates.

The majority of our expenses from our operating subsidiaries are denominated in Swiss Franc (“CHF”) and Polish Zloty (“PLN”). The Distribution Agreement with BT is denominated in Euros (“EUR”). As a result, changes in the relative values of the U.S. Dollar, EUR, PLN and CHF affect our reported levels of revenues, expenses and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. Dollar, EUR, PLN and CHF affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. We have identified material weaknesses in the internal control over financial reporting as of March 31, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of the reported material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We have a material weakness regarding financial reporting under U.S. generally accepted accounting principles and disclosure controls.

2.	We have a material weakness because we do not have documentation of our internal control policies and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

During our current fiscal year, we intend to take the following steps to remediate the material weaknesses described above which we believe are necessary to address the issues associated with our material weaknesses over financial reporting and disclosure controls to improve the design and operation of the controls. Such planned changes include:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1A. Risk Factors

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QNECTIVE, INC.
(Registrant)

Dated: May 8, 2009	By:	/s/ Oswald Ortiz
Oswald Ortiz
Chief Executive Officer
(principal executive officer)

Dated: May 8, 2009	By:	/s/ Françoise Lanter
Françoise Lanter
Chief Financial Officer
(principal financial officer and principal accounting officer)