Form 10-Q
period 2009-06-30
Qnective, Inc.
filed 2009-07-28
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

+41-44-307-5020
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒   No

The number of shares outstanding of each of the issuer’s classes of stock as of June 30, 2009 is 66,462,501 shares of common stock, par value $.001 per share.

QNECTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION	3

Item 1. CONSOLIDATED FINANCIAL STATEMENTS	3
Consolidated Balance Sheet - June 30, 2009 and December 31, 2008	3
Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended June 30, 2009 and 2008 and the period from January 24, 2007 (inception) to June 30, 2009	4
Consolidated Statements of Stockholders’ Equity for the period January 24, 2007 (inception) to June 30, 2009	5
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2009 and 2008 and the period from January 24, 2007 (inception) to June 30, 2009	6
Notes to the Consolidated Financial Statements	7
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
Item 4. CONTROLS AND PROCEDURES	29
PART II OTHER INFORMATION	31
Item 1A. RISK FACTORS	31
Item 6. EXHIBITS	31
SIGNATURES	32

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)
(Unaudited)

		June 30,	December 31,
		2009	2008
		(unaudited)
ASSETS (in $)
Current assets:
Cash and cash equivalents		2,041,771	1,497,536
Accounts receivable, including related party		6,683	94,502
Prepaid expenses and other current assets	12	529,578	174,639
Total current assets:		2,578,032	1,766,677
Long-Term Assets:
Property, plant and equipment, net	4	264,485	334,407
Intangible assets, net	5	1,068,757	1,200,759
Long-term loan due from MobilMedia Holding AG, a related party	11	486,747	302,426
Total assets		4,398,021	3,604,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including related party	11	707,458	402,427
Short-term loan due to related parties	11	50,275	63,639
Short-term loan due to Miralco, net of discount	13	1,884,833	0
Accrued expenses and other current liabilities		269,138	336,226
Other deferred revenue		348,294	307,326
Total current liabilities		3,259,998	1,109,618
Long-Term Liabilities:
Pension liability	6	391,552	402,602
Total liabilities		3,651,550	1,512,220
Commitments & contingencies	7

Stockholders’ Equity:	9
Common stock, $0.001 par value, shares authorized: 75,000,000, shares issued and outstanding: 66,462,501 and 61,950,000, respectively		66,462	61,950
Additional paid in capital		28,178,119	16,003,459
Accumulated other comprehensive income:
Foreign currency translation		(63,576)	(64,868)
Change in pension liability		(363,067)	(369,068)
Accumulated deficit during development stage		(27,071,467)	(13,539,424)
Total stockholders’ equity		746,471	2,092,049
Total Liabilities and Stockholders’ Equity		4,398,021	3,604,269

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
(Unaudited)

					For the period from January 24, 2007 (Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses
Marketing expense	247,614	146,357	12,000,101	197,370	13,272,084
General and administrative expenses	875,086	273,126	1,136,979	910,954	6,708,223
Research and development expenses	187,505	105,912	357,211	180,681	3,210,662
Total operating expenses	1,310,205	525,395	13,494,291	1,289,005	23,190,969

Other income (expense)
Interest income	140	4,532	329	4,549	5,330
Interest expense	(2,927)	(34)	(3,310)	(292)	(2,015,482)
Foreign exchange gain (loss)	168,987	(9,294)	(34,771)	(87,114)	(205,346)
Loss on early extinguishment of debt	0	0	0	0	(1,665,000)
Total other income (expense)	166,200	(4,796)	(37,752)	(82,857)	(3,880,498)
Net loss	(1,144,005)	(530,191)	(13,532,043)	(1,371,862)	(27,071,467)

Other comprehensive loss/income:
Foreign currency translation adjustment	(182,938)	2,429	1,292	(13,513)	(63,576)
Defined benefit pension plans
Unrecognized net actuarial gain (loss), net of tax	3,128	0	6,001	0	(363,067)
Comprehensive Loss	(1,323,815)	(527,762)	(13,524,750)	(1,385,375)	(27,498,110)

Basic and diluted weighted average shares outstanding	65,814,514	30,550,000	65,071,424	30,550,000	40,642,462

Basic and diluted net loss per share	(0.017)	(0.017)	(0.208)	(0.045)	(0.666)

 See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in $, except per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated other comprehensive	Accumulated Deficit During Development	Total Stockholder’s
	Shares	Amount	Paid-in	Income (loss)	Stage	Equity
Common stock issued for cash at $1 per share	1,250,000	1,250	1,248,750	0	0	1,250,000

Common stock issued for contribution of XMS Technology	1,250,000	1,250	(1,250)	0	0	0

Foreign currency translation adjustment	0	0	0	3,987	0	3,987

Net loss	0	0	0	0	(1,558,162)	(1,558,162)

Balance at December 31, 2007	2,500,000	2,500	1,247,500	3,987	(1,558,162)	(304,175)

Stock based Compensation	0	0	521,455	0	0	521,455

Recapitalization	28,050,000	28,050	(28,050)	0	0	0

Acquisition of Qnective	28,450,000	28,450	2,109,279	0	0	2,137,729

Common stock issued as converted loan at $3.85	900,000	900	3,464,100	0	0	3,465,000

Incremental shares for CEO and CTO	0	0	4,546,850	0	0	4,546,850

Common stock issued for conversion of the convertible loan at $2.00	1,000,000	1,000	1,999,000	0	0	2,000,000

Common stock issued for interest of convertible loan at $3.85	37,500	38	144,337	0	0	144,375

Issuance of common stock on interest of convertible loan accrued at October 1, 2008	12,500	12	(12)	0	0	0

Common stock issued for cash at $2.00	1,000,000	1,000	1,999,000	0	0	2,000,000

Net Loss	0	0	0	0	(11,981,262)	(11,981,262)

Change in pension liability, net of tax $0	0	0	0	(369,068)	0	(369,068)

Foreign currency translation adjustment	0	0	0	(68,855)	0	(68,855)

Balance at December 31, 2008	61,950,000	61,950	16,003,459	(433,936)	(13,539,424)	2,092,049

Common stock issued for cash at $2.00 (Note 9)	450,000	450	899,550	0	0	900,000

Common stock issued for marketing agreements at $3.85 (Note 9)	3,000,000	3,000	11,547,000	0	0	11,550,000

Stock based Compensation (Note 10)	0	0	(513,468)	0	0	(513,468)

Change in pension liability, net of tax $0 (Note 6)	0	0	0	6,001	0	6,001

Common stock issued in consideration for services rendered at $0.10 (Note 9)	1,050,000	1,050	103,950	0	0	105,000

Common stock issued in consideration for advisory board at $2.00 (Note 9)	12,501	12	24,990	0	0	25,002

Foreign currency translation adjustment	0	0	0	1,292	0	1,292

Discount on short-term loan (Note 13)	0	0	112,638	0	0	112,638

Net Loss	0	0	0	0	(13,532,043)	(13,532,043)

Balance at June 30, 2009	66,462,501	66,462	28,178,119	(426,643)	(27,071,467)	746,471

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Six months ended		For the period from January 24, 2007 (Inception) to
	June 30,		June 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(13,532,043)	(1,371,862)	(27,071,467)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	197,024	53,970	457,721
Stock based compensation	11,166,534	274,620	11,687,989
Interest expense	0	0	2,011,495
Loss on extinguishment of debt	0	0	1,665,000
Incremental shares for CEO and CTO	0	0	4,546,850
Changes in operating assets and liabilities:
Accounts receivable	87,266	(3,137)	(7,878)
Prepaid expenses and other current assets	(354,821)	9,252	(558,067)
Accounts payable, including related parties	287,838	11,720	445,933
Deferred revenue	40,968	0	348,294
Accrued expenses and other liabilities	(34,531)	62,903	241,205
Pension liability	5,852	0	36,471
Net cash provided by (used in) operating activities	(2,135,913)	(962,534)	(6,196,454)
Cash Flows from Investing Activities:
Property, plant and equipment	(6,354)	(215,718)	(460,405)
Intangible assets	0	(217,745)	(1,334,949)
Short-term loan due from related party	(184,075)	302,795	(402,836)
Reverse acquisition, net of cash acquired	0	0	1,157,473
Net cash provided by (used in) investing activities	(190,429)	(130,668)	(1,040,717)
Cash Flows from Financing Activities:
Loan from stockholders	0	1,184,492	3,285,503
Short-term loan due to related parties	(13,364)		(13,364)
Loan from Miralco, net of issuance costs	2,000,000	0	2,000,000
Proceeds from the issuance of common stock, net of finder’s fee	900,000	0	4,150,000
Net cash provided by financing activities	2,886,636	1,184,492	9,422,139
Increase (decrease) in cash and cash equivalents	560,294	91,290	2,184,968
Effect of exchange rate changes on cash	(16,059)	(1,891)	(143,197)
Cash and cash equivalents, beginning of period	1,497,536	122,344	0
Cash and cash equivalents, end of period	2,041,771	211,743	2,041,771
Supplemental Cash Flow Information:
Cash paid for interest	955	292	13,093
Cash paid for taxes	1,092	0	12,809
Capital increase through conversion of convertible debenture	0	0	2,000,000
Capital increase through conversion of loan	0	0	3,465,000
Shares issued to consultants for services	11,550,000	0	11,550,000
Shares issued to employee and advisory board	130,002	0	130,002
Shares issued for accrued interest	0	0	48,125
Discount on short term loan due to Miralco	112,638	0	112,638
See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared by Qnective, Inc. (the “Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.

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

Fair Value of Financial Instruments— The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payables, long-term loan due from MobilMedia, a short-term loan due to related parties and a short term loan due to Miralco. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Long-term loan due from MobilMedia Holding AG - The long-term loan receivable is reported at outstanding principal adjusted for any deferred costs, any allowances for loan losses and any unauthorized premiums or discounts. At June 30, 2009 and December 31, 2008 no deferred costs nor allowances for losses or unauthorized premiums or discounts existed.

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

In April 2009, the FASB issued Staff Position (FSP) FAS 157-4, which is effective for interim or annual reporting ending after June 15,  2009 and shall be applied prospectively. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have an impact on the Company’s financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the  isclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was July 27, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDTAED FINANCIAL STATEMENTS
(Unaudited)

3. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $27,071,467 and a negative cash flow from operations of $6,196,454 since its inception, and had a negative working capital of $681,966 at June 30, 2009.  These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through June 30, 2010; and, therefore, the Company will have to raise additional funding through loans, equity contributions or revenue.  The Company's ability to continue its operations and market and sell its products and services will depend on the Company's ability to raise additional funding. If the Company is unable to obtain such funding, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on the Company’s business plan it expects to obtain $2,000,000 from internal sources and to need additional funding from external sources of approximately $4,500,000.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Plant & Equipment

Property, plant & equipment consisted of the following:

	June 30, 2009	December 31, 2008
Equipment	$189,481	$188,407
IT equipment	265,855	272,522
Less accumulated depreciation	(190,851)	(126,522)
	$264,485	$334,407

Depreciation expense for the three month periods ended June 30, 2009 and June 30, 2008 was $29,178 and $27,630, respectively.
Depreciation expense for the six month periods ended June 30, 2009 and June 30, 2008 was $67,158 and $53,393, respectively.

5. Intangible Assets

Intangible Assets consisted of the following:

	June 30, 2009	December 31, 2008
XMS software platform	$1,306,137	$1,306,137
Trademarks	28,812	28,812
Less accumulated amortization	(266,192)	(134,190)
	$1,068,757	$1,200,759

The amortization of the XMS Software Platform commenced upon launch of the product in July 2008 and is based on the greater of (a) the ratio of current gross sales to the anticipated future gross sales or (b) on a straight-line basis over the remaining estimated lives of the related products. The Company amortizes its intangible assets on a straight line basis over their estimated useful lives of 5 years as it represents the greater amount of the two methods. Amortization expense of the XMS Software Platform for the three month periods ended June 30, 2009 and June 30, 2008, was $65,283 and $0, respectively. The amortization expense of the XMS Software Platform for the six month period ended June 30, 2009 and June 30, 2008, was $130,571 and $0, respectively, and is included in research and development expense.

The amortization for Trademarks is calculated using the straight-line method over an estimated useful life of 10 years. Amortization expense of the Trademarks for the three month periods ended June 30, 2009 and June 30, 2008 was $715 and $720, respectively. The amortization expense of the Trademarks for the six month periods ended June 30, 2009 and June 30, 2008 was $1,431 and $1,441, respectively, and is included in marketing expense.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Employee Benefits

The Company’s Swiss employees are enrolled in two mandatory group pension plans with NEST Sammelstiftung Assurances. The Company started hiring people in early 2008. The pension plans are defined benefit plans and payments to the employees’ plan are made in equal parts by the employee (through withholding) and the employer and in the executives’ plan are made by executives (through withholding) (40%) and the employer (60%). Contributions are based on the age of the employee and vary between 8% and 19%.

The Company accounts for this plan in accordance with the recognition and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”)

The following table summarizes the components of net periodic pension cost recorded in operating expenses for the Company’s defined benefit plans:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Service cost	$54,797	$6,695	$109,594	$13,390
Interest cost	13,912	0	27,824	0
Expected return on plan assets	(13,716)	0	(27,432)	0
Net actuarial loss recognized	2,873	0	5,746	0
Recognized actuarial loss	0	0	0	0
Net periodic pension cost	57,866	6,695	115,732	13,390
Employee contribution	(20,966)	(3,033)	(41,932)	(6,066)
Net periodic pension cost employer	$36,900	$3,662	$73,800	$7,324

During the three month period ended June 30, 2009 and June 30, 2008, the Company made cash contributions of approximately $30,969 and $10,828, respectively, to its defined benefit pension plans.

During the six months ended June 30, 2009 and June 30, 2008, the Company made cash contributions of approximately $61,445 and $15,378, respectively, to its defined benefit pension plans. The Company expects to make additional cash contributions of approximately $169,291 to its defined benefit pension plans during the remainder of 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies

Contingent Liabilities –

ZMG Agreement
On January 1, 2008, the Company’s subsidiary, Qporter, signed a contract with ZMG, Zurich Management Group for business development support of the Company (the “ZMG Agreement”). ZMG will assist in developing and improving the Company’s business model, developing and implementing the Company’s business strategy, including marketing, portfolio and pricing strategies, and developing the business plan, particularly with respect to cash requirements for the next year. ZMG received a monthly consultancy fee of $8,044 during a minimum period of 12 months and a one-time payment of $20,110 for the business plan development. These costs are recorded as general and administrative expenses. Additionally ZMG would receive 350,000 Qnective stock options on terms to be agreed.

On June 20, 2008, the contract dated January 1, 2008, between Qporter and ZMG was amended with respect to the grant of options to purchase shares of Qnective common stock as follows:

1.
An option to purchase 150,000 shares of Qnective Stock at the then fair market value of the stock was granted to Mr. Zoran Trifkovic, the President of ZMG, (i) upon the Company’s acceptance of the business plan, organizational structure, and operational processes created by ZMG and (ii) if Mr. Zoran Trifkovic has remained President of Qporter Schweiz AG, (now Qnective AG) Qporter's wholly owned subsidiary until December 31, 2010.

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

D-Age Management Agreement
On January 23, 2008, the Company signed a contract with D-Age Management BV for assistance in strategic direction and financing of Qporter. D-Age received $22,467 per month for a period of nine months, and a onetime payment for expenses of $14,978. These costs are recorded in general and administrative expense. Additionally, D-Age will receive a success fee of 4 percent of the gross proceeds raised by D-Age, payable in cash upon the closing of the investment, and 2 percent of gross proceeds in the form of Qnective stock options on terms to be agreed.  This Agreement was terminated effective February 28, 2009.

Remaco Merger AG Agreement
On February 19, 2008, the Company signed a contract with Remaco Merger AG for assistance in financing. Remaco Merger AG received a one-time payment of $50,000, which is recorded in general and administrative expense and will receive a success fee of 3 percent of the gross proceeds, but not less than $200,000.

BT inmo BV Agreement
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

BT will pay a license fee to Qporter based on the number of subscriptions for the Services licensed by BT to its subscribers. BT will also pay an annual fee to Qporter for the support services provided by Qporter, that will be equal to ten percent of the annual license fee paid by BT. Furthermore, in consideration of the development of Software by Qporter, necessary to permit use of the Services by BT’s subscribers, BT will pay to Qporter a one-time customization fee in the total amount of two-hundred-and-thirty-four-thousand Euros (approximately $350,000), that will be payable in monthly installments for five months.

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

Because the criteria to recognize revenue were not met at June 30, 2009, the Company deferred 100% ($348,294) of the BT related revenue. Costs of $327,404 required to customize the compatible software as per the BT agreement were incurred in the fourth quarter of 2008 and the first half of 2009, and have been capitalized and presented as part of prepaid expenses and other current assets.

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

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advisory Board Membership Agreements
Effective April 1, 2009 the Company entered into an Advisory Board Membership Agreement (the “Advisory Agreement”) with each of Mr. Paul Barry (“Barry”), Mr. Jose Collazo (“Collazo”) and Mr. Joseph Nançoz (“Nançoz”).  Each of Barry, Collazo and Nançoz is hereinafter referred to as an “Advisor”.  Each Advisory Agreement provides that the respective Advisor will advise the Company’s Board of Directors and management in matters related to the Company’s business as requested by the Company. Each Advisor’s duties include (but are not limited to):  (a) providing strategic and technical guidance to the Company in the development of its business, products and market segment focus, (b) addressing current and future customer needs as well as setting the course for product development, and (c) attending meetings of the Company’s Advisory Board.

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

Ilkka Pouttu Agreement
Effective April 1, 2009 Qnective, Inc. (the “Company”) entered into a Finder’s Agreement (the “Agreement”) with Mr. Ilkka Pouttu (“Pouttu”). Pursuant to the Agreement Pouttu has been retained on a non-exclusive basis to assist the Company in raising equity for the Company.

The term of the Agreement is one year, unless the parties agree to extend such term.

If the Company consummates a financing transaction with a party identified to it by Pouttu during the term of the Agreement or within six months after the Agreement has expired, the Company will pay Pouttu compensation as follows: (i) cash compensation of two percent of the gross proceeds of the financing and (ii) shares of the Company’s common stock, par value $.001 per share, equal to four percent of the gross proceeds of the financing.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Alain Morgant Agreement
Effective June 2, 2009 Qnective, Inc. (the “Company”) entered into a Finder’s Agreement (the “Agreement”) with Mr. Alain Morgant (“Morgant”). Pursuant to the Agreement Morgant has been retained on a non-exclusive basis to assist the Company in raising equity for the Company.

The term of the Agreement is one year, unless the parties agree to extend such term.

If the Company consummates a financing transaction with a party identified to it by Morgant during the term of the Agreement or within six months after the Agreement has expired, the Company will pay Morgant compensation as follows: (i) cash compensation of two percent of the gross proceeds of the financing and (ii) shares of the Company’s common stock, par value $.001 per share, equal to four percent of the gross proceeds of the financing.

Operating Lease-Rent expense for all operating leases for the three month periods ended June 30, 2009, and 2008 was $40,693 and $28,669, respectively. The rent expense for all operating leases for the six month periods ended June 30, 2009 and 2008 was $78,616 and $65,274. The property is approximately 455 square meters and  the rental amount will remain approximately the same until November 30, 2011.

Litigation - The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Product, Segment and Geographic Information

The Company has one operating segment, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s operating segment is design, development, licensing, sale and distribution of telecommunications software and services, in particular high-quality Voice-over-the-Internet-Protocol (“VOIP”) services to mobile telephone users.

The following table summarizes the long-lived assets attributed to countries:

	At June 30, 2009	At December 31, 2008
	$	$
United States	1,071,963	1,206,907
Switzerland	261,279	328,259
Poland	0	0
Total	1,333,242	1,535,166

9.  Stockholders’ Equity:

Common Stock— Common stock as of June 30, 2009, and December 31, 2008, consisted of the following: $0.001 par value, 75,000,000 shares authorized, 66,462,501 and 61,950,000 shares issued and outstanding, respectively.

ATT Management Agreement
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

The issuance of shares of the common stock was accounted for in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services (“EITF No. 96-18”). As the 600,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the six-month period ended June 30, 2009.

The 600,000 shares  issued to ATT were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 26, 2009. Consultancy expenses of $2,310,000 were recorded in the six-month period ended June 30, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ediport Ltd. Agreement
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

The issuance of shares of the common stock was accounted for in accordance with SFAS No. 123R and EITF No. 96-18. As the 1,200,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the six months period ended June 30, 2009.

The 1,200,000 shares issued to Ediport were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 28, 2009. Consultancy expenses of $4,620,000 were recorded in the six-month period ended June 30, 2009.

Atlantique Caspian Holdings Ltd. Agreement
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

The issuance of shares of the common stock was accounted for in accordance with SFAS No. 123R and EITF No. 96-18. As the 1,200,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the six months period ended June 30, 2009.

The 1,200,000 shares issued to Atlantique were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 28, 2009. Consultancy expenses of $4,620,000 were recorded in the six-month period ended June 30, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Albin Dosch Agreement
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

Francoise Lanter Agreement
On May 26, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Mrs. Francoise Lanter (“Lanter”), the Chief Financial Officer of the Company.  Pursuant to the Agreement and in accordance with the Plan, Lanter was granted one million fifty thousand shares of Common Stock (the “Shares”), in consideration for services rendered to the Company.  The Company valued the Shares granted to Lanter at a price of $.10 per Share or $105,000 in the aggregate.  The Shares were issued in a private transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”) to a non U.S.perosn.

Equity Incentive Plan
On May 25, 2009, the Board of Directors of Qnective, Inc. (the “Company”) adopted an amendment to the Company’s Equity Incentive Plan (the “Plan”) increasing the number of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to be reserved for issuance under the Plan to 3,000,000 from 750,000, effective July 10, 2009.

Advisory Board Membership Agreements
On April 1, 2009 the Company entered into an Advisory Board Membership Agreement (the “Advisory Agreement”) with each of Mr. Paul Barry (“Barry”), Mr. Jose Collazo (“Collazo”) and Mr. Joseph Nançoz (“Nançoz”).  Each of Barry, Collazo and Nançoz is hereinafter referred to as “Advisor”.

Each Advisor will receive: (i) an annual amount of common stock having an annual aggregate fair market value (as determined by the Board of Directors of the Company) as of the dates of issue equal  to $50,000; such common stock to be issued to the Advisor in twelve equal monthly installments in arrears; and (ii) an annual grant on each March 31 commencing March 31, 2010 of an option to acquire that number of shares of common stock equal in value to the amount of $125,000, on each such March 31, the option price to be the fair market value (as determined by the Board of Directors of the Company) on each such March 31 subject to the Advisor’s execution and delivery of an Option Agreement.

During the three and six month periods ended June 30, 2009, the Company issued to the three advisors under the Advisory Agreements a cumulative number of 18,750 shares, of which 12,501 were issued. Based on the fair market value of the Company’s common stock, consultancy expenses of $25,002 were recorded in the three and six month periods ended June 30, 2009.  The issuance of shares of the common Stock was accounted for in accordance with SFAS 123R and EITF No. 96-18.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	For the period from January 24, 2007 (Inception) to June 30, 2009
		$		$	$
General and Administrative Expense
- Stock options	0	(43,380)	(513,468)	274,620	7,987
- Shares of common stock	130,002	0	130,002	0	130,002
Marketing expense
- Stock options	0	0		0	0
- Shares of common stock	0	0	11,550,000	0	11,550,000
Total	130,002	(43,380)	11,166,534	274,620	11,687,989

The stock options have not been granted yet, however, the Company entered into the ZMG Agreement during the three-month period ended March 31, 2008, for the issuance of the stock options, and the ZMG Agreement was amended on March 31, 2009. As a result, the Company has made the assumptions set forth in this Note.

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

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Termination Agreement dated as of March 31, 2009 with ZMG as discussed in Note 7 was accounted for as follows: 150,000 options were considered a type III modification as the modification accelerates vesting of these stock options.  This type of modification changes the expectation that the award will ultimately vest from improbable to probable.  As such, the Company reversed compensation costs of $521,455 which were previously recognized and recorded a total compensation cost of $3,423, representing the fair value of the modified award on the modification date for the six month period ended June 30, 2009.  The remaining 200,000 options were also considered a type III modification, which changes the expectation that the award will ultimately vest from improbable to probable.  As no future services will be required and, in substance, the options are non-forfeitable, the fair value of the modified award of $4,564 was immediately expensed in the six month period ending June 30, 2009.

	Six months ended June 30, 2009	Six months ended June 30, 2008	For the period from January 24, 2007 (Inception) to June 30, 2009
Expected life	10.5 years	10 years	10.5 years
Volatility	100%	100%	100%
Risk free interest rate	3.54%	3.54%	3.54%
Dividends	—	—	—

The weighted average fair values per share of the stock options awarded in the period ended June 30, 2009, was $0.023, based on the fair market value of the Company’s common stock at March 31, 2009.

As noted in Note 9, the Company issued a total of 3,000,000 shares of the Company's common stock to its three consultants ATT, Ediport and Atlantique. The total fair market value of those shares at the measurement date, i.e. the date the agreements were signed, amounts to $11,550,000. Since the shares vested immediately and are non-forfeitable, the entire amount was recorded in the six-month period ending June 30, 2009.

As noted in Note 9, the Company issued a total of 1,050,000 shares of the Company’s common stock to its CFO, Françoise Lanter. The fair value per share of those shares was $0.10 based on the fair market value of the Company’s common stock on May 26, 2009. Since the shares vested immediately and are non-forfeitable, the entire amount was recorded in the three and six month periods ending June 30, 2009.

As noted in Note 7 and 9, the Company issued a total of 12,501 shares of the Company’s common stock to its three Advisory Board member Jose, Collazo, Paul Barry and Joseph Nançoz. The total fair market value of those shares at the measurement date, i.e. the date the shares were earned, amounts to $25,002, which was recorded in the three and six months period ending June 30, 2009.

11. Related Party Transactions

At June 30, 2009 and December 31, 2008 the amount due to FirstMedia AG, which is owned by Oswald Ortiz, the Company’s Chief Executive Officer, and Tan Siekmann, a former Chief Technical Office, is $50,275 and $63,639, respectively. The amount is presented in the short-term loans due to related parties. The loan is interest free and due on demand with no fixed terms of repayment.

At June 30, 2009 and December 31, 2008, the amount due from MobilMedia Holding AG was $486,747 and $302,426, respectively and is presented as a long-term loan due from MobilMedia Holding AG. The loan is interest free and due on demand with no fixed terms of repayment.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three-month periods ended June 30, 2009 and 2008, Oswald Ortiz, the CEO, and President of the Company, invoiced $0 and $60,294, respectively to the Company for consulting services in his capacity as CEO, of which $0 and $42,291 was outstanding at June 30, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

For the six-month periods ended June 30, 2009 and 2008, Oswald Ortiz, the CEO and President of the Company, invoiced $0 and $94,794, respectively to the Company for consulting services in his capacity as CEO.

During the six month periods ended June 30, 2009 and 2008, Tan Siekmann, a former CTO of the Company, invoiced $0 and $94,794, respectively to the Company for consulting services in his capacity as CTO, of which $0 and $47,397 was outstanding at June 30, 2009 and 2008. The amount outstanding is presented in accounts payable due to related party.

For the three-month periods ended June 30, 2009 and 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $0 and $36,176, respectively to the Company for consulting services in her capacity as CFO, of which $8,429 and $8,837 was outstanding at June 30, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

For the six-month periods ended June 30, 2009 and 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $0 and $56,876, respectively to the Company for consulting services in her capacity as CFO.

SafeCom GmbH & Co. KG (“SafeCom”) has a Software Development Agreement with Qporter dated January 18, 2007. For the three-month periods ended June 30, 2009 and 2008, SafeCom invoiced Qporter the amount of $7,003 and $0, respectively, under the Software Development Agreement of which $0 and $0, respectively, is presented in Intangible Assets which was capitalized as software development costs under FAS 86 as further discussed in Note 5. The amount of $7,003 and $31,477 was outstanding at June 30, 2009 and December 31, 2008, respectively, and is presented in accounts payables.

For the six-month periods ended June 30, 2009 and 2008, SafeCom invoiced Qporter the amount of $7,003 and $94,942, respectively, of which $0 and $61,285, respectively, is presented in Intangible Assets.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2009	December 31, 2008
Prepaid expenses	$202,007	$20,226
Other receivables like Tax/VAT	167	171
Customized cost of BT project	327,404	154,242
Total	$529,578	$174,639

13. Short-term loan due to Miralco

Effective June 19, 2009, Qnective AG (“Borrower”), a Swiss company and an indirect wholly owned subsidiary of Qnective Inc., entered into a Bridge Loan Agreement with Miralco Holding AG, a Swiss company controlled by a shareholder of the Company (“Miralco”).  Pursuant to the Agreement, Miralco has loaned to Borrower Two Million Dollars ($2,000,000) as a bridge loan for working capital and general corporate purposes (the “Loan”).  The Loan bears interest at the rate of four (4%) percent per year.  Repayment in full of the Loan is due upon the earlier of (i) twelve (12) months after the execution date of the Loan (June 18, 2010) or (ii) the consummation of a substitute debt financing or an equity financing between Miralco and Borrower, on terms to be separately negotiated.

In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the loan is discounted at 10% (the prevailing rate applicable to similar loans). The discount of the loan is $112,638 and $0, as of June 30, 2009 and December 31, 2008, respectively and is being amortized using the effective interest method over the life of the loan.

Short-term loans consist of the following:

	June 30, 2009	December 31, 2008
	$	$
Miralco Holding AG	2,000,000	0
Imputed interest on proceeds	(112,638)	0
Foreign exchange loss (gain)	(2,529)	0
Net amount	1,884,833	0

14. Subsequent Events

Indemnification and Pledge Agreement
Effective July 20, 2009, the Company entered into an Indemnification and Pledge Agreement (the “Pledge Agreement”) by and among the Company, Capella IV LLC, a Nevis limited liability company (“Capella”), Connwards Management, Inc., a Belize corporation (“Connwards”) and Kang Young-Ho (a/k/a Michael Kang) (“Kang”).

Pursuant to the terms of the Pledge Agreement, the parties agreed as follows:

1. the Company agreed to indemnify and hold harmless, the Company’s Transfer Agent, from all damages incurred by the Transfer Agent arising from the replacement of Certificate 502 representing 31,000,000 shares of Common Stock;

2. Each of Capella, Connwards and Kang agreed to jointly and severally indemnify and hold harmless the Company from any damage arising from the indemnification of the Transfer Agent, and the replacement or ownership of Certificate 502;

3. To secure the payment of each of their obligations under the Agreement, each of Capella, Connwards and Kang (each a “Pledgor”) granted to the Company a security interest in the shares of Common Stock of the Company owned by such Pledgor, and delivered to the Company one or more share certificates representing such shares. The Pledgors delivered to the Company share certificates representing an aggregate of 11,407,250 shares of Common Stock.

Cancellation Agreement
On July 22, 2009, Qporter entered into an Amendment No. 2 to Cancellation Agreement (the “Amendment”) with ZMG — Zurich Management Group (“ZMG”). The Amendment further amends that certain Agreement, dated March 30, 2009, by and between Qporter and ZMG, as amended on March 31, 2009, which Agreement, in turn terminated the consulting agreement, dated as of January 1, 2008, as amended on June 20, 2008, by and between Qporter and ZMG.

Pursuant to the foregoing arrangements, the Company previously granted ZMG options (the “Options”) to purchase three hundred fifty thousand (350,000) shares of the Company’s common stock, par value $.001 per share (“Common Stock”).  Pursuant to the Amendment, the Company and ZMG have agreed to exchange the Options for three hundred thousand (350,000) shares of Common Stock (the “Shares”).  The shares were issued pursuant to the Company’s Amended and Restated Equity Incentive Plan.

Subscription Agreement
On July 20, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Mr. Valerio Camardella (“Camardella”), a director and the Chief Marketing Officer of the Company.  Pursuant to the Agreement and in accordance with the Company’s Amended and Restated Equity Incentive Plan, Camardella was granted nine hundred thousand (900,000) shares of the Company’s common stock, par value $.001 per share (the “Shares”), in consideration for services rendered to the Company.  The Board of Directors of the Company valued the Shares granted to Camardella at a price of $.12 per Share or $108,000 in the aggregate.

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

During the six months ended June 30, 2009, we continued to develop our VoIP telecommunications software, and two finders’ agreements to assist in locating investors, and a convertible bond agreement entered into four marketing and consultant agreements to identify customers and resellers.  We continue to engage in discussions to create a distribution network and seek strategic partners.

The Company is in the development stage and its principal operations have commenced, but there has been no revenue recognized there from.

Selected Financial Data

	June 30, 2009		December 31, 2008
	$		$
Total Cash		2,041,771	1,497,536
Total current assets		2,578,032	1,766,677
Total long-term assets		1,819,989	1,837,592
Total current liabilities		3,259,998	1,109,618
Total long-term liabilities		391,552	402,602
Total stockholders’ equity		746,471	2,092,049

Statement of Operations

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	$	$	$	$
Marketing expenses	247,614	146,357	12,000,101	197,370
General and administrative expenses	875,086	273,126	1,136,979	910,954
Research and development expenses	187,505	105,912	357,211	180,681
Foreign exchange loss (gain)	(168,987)	9,294	34,771	87,114
Interest income	(140)	(4,532)	(329)	(4,549)
Interest expense	2,927	34	3,310	292
Net loss	1,144,005	530,191	13,532,043	1,371,862
Foreign currency translation adjustments	182,938	(2,429)	(1,292)	13,513
Change in pension liability	(3,128)	0	(6,001)	0
Comprehensive loss	1,323,815	527,762	13,524,750	1,385,375

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

We think that our ability to develop our products and then to market and successfully penetrate important markets in Europe and the Americas is reasonably likely to have a material impact on our short-term and long-term liquidity. In particular, our ability to license our products and services directly to businesses and indirectly through carriers and resellers will have a material impact on our ability to generate revenues.

We also believe that the rollout of mobile data networks by the operators of these networks is reasonably expected to have a material impact on our net sales, or revenues or income from operations, if any, since the use of our products and services is dependent on these mobile data networks.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2009 AND 2008

Net Loss

Our Company’s net loss for the three months ended June 30, 2009, was $1,144,005 as compared to a net loss of $530,191 for the three months ended June 30, 2008. The increase in net loss during the period ended June 30, 2009, was mainly the result of an increase in marketing expenses of $101,257, an increase in general and administrative expenses of $601,960, an increase in research and development expenses of $81,593, and a decrease in foreign exchange loss of $178,281.

Our Company’s net loss for the six months ended June 30, 2009 was $13,532,043 as compared to a net loss of $1,371,862 for the six months ended June 30, 2008. The increase in net loss during the period ended June 30, 2009, was primarily due to a one-time charge to marketing expenses of $11,550,000 in connection with the issuance of the Company's common stock to our consultants Ediport, Atlantique, and ATT. In addition, we had an increase in personnel expenses of $639,125, a decrease of $788,088 for stock-based compensation expenses, a decrease in foreign exchange loss of $52,343, an increase in marketing expense of $93,052, an increase in general and administrative expenses of $561,728, and an increase in research and development expenses of $156,095.

Operating Expenses

Operating expenses for the three months ended June 30, 2009, were $1,310,205 as compared to operating expenses of $525,395 for the three months period ended June 30, 2008.   The increase was due to an increase in general and administrative expenses of $601,960 which primarily consisted of consulting fees and personnel expenses, an increase in marketing expense of $101,257, and increases in research and development expenses of $81,593.

Operating expenses for the six-month period ended June 30, 2009 were $13,494,291 as compared to operating expenses of $1,289,005 for the six-month period ended June 30, 2008.  One-time marketing expenses of $11,550,000 in connection with the issuance of the Company’s common stock to our consultants represent the primary reason for the increase in our Company’s operating expenses.  Further, we noted an increase in general and administrative expenses of $226,025 which is comprised primarily of consulting fees and personnel expenses and increases in research and development expenses of $176,530 and an increase in other marketing expenses of  $252,731 which is comprised primarily of personnel expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $875,086 compared to $273,126 for the three months ended June 30, 2008. The increase was mainly due to an increase in personnel expenses of $280,336 comprised of personnel expenses of the CEO and CFO, an increase of consulting expenses of $29,907, an increase of $41,321 in audit fees,  an increase in legal advice fees of $144,086, an increase of $19,159 in IT-Accessories expenses, a decrease of $13,290 in travel expense and a increase of approximately $100,000 in other general and administrative expenses.

General and administrative expenses for the six months ended June 30, 2009 were $1,136,979 as compared to $910,954 for the six months ended June 30, 2008. The increase was mainly due to an increase in personnel expenses of $452,385 comprised of personnel expenses of the CEO and CFO, a decrease of consulting expenses of $15,382, a decrease of stock-based compensation expense of $788,088, which is related to our agreement with ZMG for the issuance of stock options, an increase of $316,603 in legal fees, an increase of $165,086 in audit fees, an increase of $44,282 in maintenance expense, an increase in depreciation expense of $12,084 and an increase of rent expense of $21,361, related to the fact that the sub-tenancy agreement with ZMG and Miraculix were terminated, and an increase of approximately $18,000 in other general and administrative expenses.

Marketing Expenses

Marketing expenses for the three months ended June 30, 2009 were $247,614 compared to $146,357 for the three months ended June 30, 2008. The increase was mainly due to an increase in personnel costs of $38,355 for marketing our products and an increase in other marketing expenses of $62,902.

Marketing expenses for the six months ended June 30, 2009 were $12,000,101 compared to $197,370 for the six months ended June 30, 2008. The increase was mainly due to a charge to one-time marketing expenses of $11,550,000 in connection with the issuance of the Company's common stock to our consultants Ediport, Atlantique, and ATT Management AG, an increase in personnel costs of $166,322 for marketing our products and an increase in other marketing expenses of $93,052. The Company employed six people for marketing during the six month period ended June 30, 2009 compared to five people in the six month period ended June 30, 2008.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2009 AND 2008

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2009 were $187,505 compared to $105,912 for the three months ended June 30, 2008. The increase was mainly due to an increase in amortization costs for our XMS Platform of $65,283 and an increase in maintenance of IT-equipment of $20,753.

Research and development expenses for the six months ended June 30, 2009 were $357,211 compared to $180,681 for the six months ended June 30, 2008. The increase was mainly due to an increase in amortization costs for our XMS Platform of $130,571, an increase in personnel expense of $20,417, and an increase in technical development expense of $25,155.

We expect that as we continue to implement our business plan our operating expenses will increase accordingly.

Other Income (Expense)

Foreign exchange gain (loss) for the three months ended June 30, 2009 was $168,987 compared to ($9,294) for the three months ended June 30, 2008. The foreign exchange gain incurred in the three-month period ended June 30, 2009, was due to the fact that the Swiss Franc strengthened against the US dollar in the period.

Foreign exchange gain (loss) for the six months ended June 30, 2009 was ($34,771) compared to ($87,114) for the six months ended June 30, 2008. The foreign exchange loss incurred in the six-month period ended June 30, 2009, was due to the fact that the Swiss Franc weakened slightly against the US dollar in the period.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2009 AND 2008

Liquidity and Capital Resources

Our Company’s principal cash requirements for the six months ended June 30, 2009, were for operating expenses, including  payroll, consultancy, auditing and legal costs. As of June 30, 2009, our Company had negative working capital of $681,966 compared with working capital of $657,059 as of December 31, 2008. The cash and cash equivalents of our Company were $2,041,771 as of June 30, 2009, as compared to $1,497,536 as of December 31, 2008.

As of June 30, 2009 we had accounts payable of $707,458 compared to $402,427 as of December 31, 2008. This increase is mainly due to advance invoices from consultant of $140,000 and advisory board members of approximately $78,000 for the period from July 01, 2009 until December 31, 2009 and increased selling and marketing efforts.

At June 30, 2009, we had short-term debt in the amount of $50,275 compared to $63,639 as of December 31, 2008. The short-term debt is owed to First Media and MobilMedia Holding AG, both related parties, and will be paid back during the fiscal year ending December 31, 2009.

At June 30, 2009, we had a short-term loan due to Miralco Holding AG in the amount of $1,884,833 compared to $0 as of December 31, 2008. The loan bears interest at the rate of four percent per year and has to be repaid in full upon the earlier of twelve months after the execution date or the consummation of a substitute debt financing or an equity financing on terms to be separately negotiated.

At June 30, 2009 we had accrued expenses of $269,138 compared to $336,226 at December 31, 2008. This decrease is mainly due to a decrease in the audit fee accrual.

The unfunded status of our pension plan was $391,552 at June 30, 2009 compared to $402,602 at December 31, 2008, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”).

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity and debt financing, and our ability to achieve and maintain profitable operations.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from loans and from equity financing will not be sufficient to meet our working capital requirements for the next twelve months.  We, therefore, expect to need additional funding from internal sources of $2,000,000 and from external sources of approximately $4,500,000, through June 30, 2010. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED JUNE 30, 2009 AND 2008

Operating Activities

Operating activities used net cash of $2,135,913 for the six months ended June 30, 2009, as compared to $962,534 used in operating activities for the six months ended June 30, 2008. The increase in net cash used in operating activities was due to the increase in personnel and the increase in other costs such as other general and administrative expenses, marketing expenses and research and development expenses.

Investing Activities

Net cash used by investing activities was $190,429 for the six months ended June 30, 2009, as compared to $130,668 used in investing activities for the six months ended June 30, 2008. The Company’s cash used in the six months ended June 30, 2009 was for the short-term loan due from related party and in the six months ended June 30, 2008 for the investment in office and IT equipment and continued development of its XMS Platform. The cash received was the result of loans from MobilMedia Holding and FirstMedia.

Financing Activities

Net cash provided by financing activities was $2,886,636 for the six months ended June 30, 2009, as compared to financing activities which provided net cash of $1,184,492 for the six months ended June 30, 2008.

The cash received in 2009 was mainly the result of proceeds from the issuance of shares of Qnective Stock in the amount of $900,000 and a short-term loan from Miralco of $2,000,000.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions, or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term loan due from Mobil Media Holding AG, short term loan due to a related party and short-term loan due to Miralco.

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our long-term loan and short-term loans. We believe that, fluctuations in interest rates would not have a material impact on the fair value of these loans.

Foreign Exchange Rates.

The majority of our expenses from our operating subsidiaries are denominated in Swiss Francs (“CHF”) and Polish Zlotys (“PLN”). The Distribution Agreement with BT is denominated in Euros (“EUR”). As a result, changes in the relative values of the U.S. Dollar, EUR, PLN and CHF affect our reported levels of revenues, expenses and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. Dollar, EUR, PLN and CHF affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. We have identified material weaknesses in the internal control over financial reporting as of June 30, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of the reported material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

QNECTIVE, INC.
(Registrant)

Dated: July 27, 2009	By:	/s/ Oswald Ortiz
Oswald Ortiz
Chief Executive Officer
(principal executive officer)

Dated: July 27, 2009	By:	/s/ Françoise Lanter
Françoise Lanter
Chief Financial Officer
(principal financial officer and principal accounting officer)