Form 10-Q
period 2009-09-30
Qnective, Inc.
filed 2009-11-12
CIK 1353637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer  ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒   No

The number of shares outstanding of each of the issuer’s classes of stock as of September 30, 2009 is 67,731,251 shares of common stock, par value $.001 per share, and 0 shares of preferred stock, par value $.001 per share.

QNECTIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION	3

Item 1. CONSOLIDATED FINANCIAL STATEMENTS	3
Consolidated Balance Sheet - September 30, 2009 and December 31, 2008	3
Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended September 30, 2009 and 2008 and the period from January 24, 2007 (inception) to September 30, 2009	4
Consolidated Statements of Stockholders’ Equity for the period January 24, 2007 (inception) to September 30, 2009	5
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2009 and 2008 and the period from January 24, 2007 (inception) to September 30, 2009	6
Notes to the Consolidated Financial Statements	7
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
Item 4. CONTROLS AND PROCEDURES	31
PART II OTHER INFORMATION	33
Item 1A. RISK FACTORS	33
Item 6. EXHIBITS	33
SIGNATURES	34

Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)
(Unaudited)

		September 30,	December 31,
		2009	2008
		(unaudited)
ASSETS (in $)
Current assets:
Cash and cash equivalents		2,049,808	1,497,536
Accounts receivable, including related party		11,463	94,502
Short-term loan due from ZMG		70,000	0
Prepaid expenses and other current assets	13	645,723	174,639
Total current assets:		2,776,994	1,766,677
Long-Term Assets:
Property, plant and equipment, net	4	250,160	334,407
Intangible assets, net	5	1,002,758	1,200,759
Long-term loan due from related party	12	339,443	302,426
Total assets		4,369,355	3,604,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (deficiency)
Current liabilities:
Accounts payable, including related party	12	378,700	402,427
Short-term loan due to related parties	12	0	63,639
Short-term loan due to Miralco, net of discount	14	3,835,802	0
Accrued expenses and other current liabilities		318,632	336,226
Other deferred revenue		349,740	307,326
Total current liabilities		4,882,874	1,109,618
Long-Term liabilities:
Pension liability	6	410,508	402,602
Total liabilities		5,293,382	1,512,220
Commitments & contingencies	7	0	0

Stockholders’ equity (deficiency):	9
Preferred stock, $0.001 par value, shares authorized: 100,000,000 shares issued and outstanding: 0 and 0, respectively.		0	0
Common stock, $0.001 par value, shares authorized: 250,000,000, shares issued and outstanding: 67,731,251 and 61,950,000, respectively		67,731	61,950
Additional paid in capital		28,481,932	16,003,459
Accumulated other comprehensive income:
Foreign currency translation		(256,870)	(64,868)
Change in pension liability		(359,940)	(369,068)
Accumulated deficit during development stage		(28,856,880)	(13,539,424)
Total stockholders’ equity (deficiency)		(924,027)	2,092,049
Total Liabilities and Stockholders’ Equity (deficiency)		4,369,355	3,604,269

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts) (Unaudited)

					For the period from January 24, 2007 (Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses
Marketing expense	316,258	287,542	12,316,359	532,947	13,588,342
General and administrative expenses	1,400,818	486,499	2,537,797	1,375,295	8,109,041
Research and development expenses	232,946	265,103	586,572	426,265	3,443,608
Total operating expenses	1,950,022	1,039,144	15,440,728	2,334,507	25,140,991

Other income (expense)
Interest income	194	6	522	4,555	5,524
Interest expense	(57,672)	(6,781)	(60,982)	(7,073)	(2,073,154)
Foreign exchange gain (loss)	222,087	(28,689)	183,732	(109,445)	16,741
Loss on early extinguishment of debt	0	0	0	0	(1,665,000)
Total other income (expense)	164,609	(35,464)	123,272	(111,963)	(3,715,889)
Net loss	(1,785,413)	(1,074,608)	(15,317,456)	(2,446,470)	(28,856,880)

Other comprehensive loss/income:
Foreign currency translation adjustment	(193,294)	61,547	(192,002)	48,034	(256,870)
Defined benefit pension plans
Unrecognized net actuarial gain (loss), net of tax	3,127	0	9,128	0	(359,940)
Comprehensive Loss	(1,975,580)	(1,013,061)	(15,500,330)	(2,398,436)	(29,473,690)

Basic and diluted weighted average shares outstanding	67,456,182	30,550,000	65,874,380	30,550,000	43,158,654

Basic and diluted net loss per share	(0.026)	(0.035)	(0.233)	(0.080)	(0.669)
 See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in $, except per share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated other comprehensive	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Paid-in	Income (loss)	Stage	Equity
Common stock issued for cash at $1 per share	1,250,000	1,250	1,248,750	0	0	1,250,000

Common stock issued for contribution of XMS Technology	1,250,000	1,250	(1,250)	0	0	0

Foreign currency translation adjustment	0	0	0	3,987	0	3,987

Net loss	0	0	0	0	(1,558,162)	(1,558,162)

Balance at December 31, 2007	2,500,000	2,500	1,247,500	3,987	(1,558,162)	(304,175)

Stock based Compensation	0	0	521,455	0	0	521,455

Recapitalization	28,050,000	28,050	(28,050)	0	0	0

Acquisition of Qnective	28,450,000	28,450	2,109,279	0	0	2,137,729

Common stock issued as converted loan at $3.85	900,000	900	3,464,100	0	0	3,465,000

Incremental shares for CEO and CTO	0	0	4,546,850	0	0	4,546,850

Common stock issued for conversion of the convertible loan at $2.00	1,000,000	1,000	1,999,000	0	0	2,000,000

Common stock issued for interest of convertible loan at $3.85	37,500	38	144,337	0	0	144,375

Issuance of common stock on interest of convertible loan accrued at October 1, 2008	12,500	12	(12)	0	0	0

Common stock issued for cash at $2.00	1,000,000	1,000	1,999,000	0	0	2,000,000

Net Loss	0	0	0	0	(11,981,262)	(11,981,262)

Change in pension liability, net of tax $0	0	0	0	(369,068)	0	(369,068)

Foreign currency translation adjustment	0	0	0	(68,855)	0	(68,855)

Balance at December 31, 2008	61,950,000	61,950	16,003,459	(433,936)	(13,539,424)	2,092,049

Common stock issued for cash at $2.00 (Note 9)	450,000	450	899,550	0	0	900,000

Common stock issued for marketing agreements at $3.85 (Note 9)	3,000,000	3,000	11,547,000	0	0	11,550,000

Stock based Compensation non employees (Note 10)	0	0	(499,777)	0	0	(499,777)

Change in pension liability, net of tax $0 (Note 6)	0	0	0	9,128	0	9,128

Common stock issued in consideration for services rendered at $0.10 (Note 9)	1,050,000	1,050	103,950	0	0	105,000

Common stock issued in consideration for advisory board at $0.22 (Note 9)	31,251	31	6,844	0	0	6,875

Foreign currency translation adjustment	0	0	0	(192,002)	0	(192,002)

Discount on short-term loan (Note 14)	0	0	225,297	0	0	225,297

Common stock issued in consideration for services rendered at $0.12 (Note 9)	900,000	900	107,100	0	0	108,000

Common stock issued for cancellation agreement at $0.14 (Note 9)	350,000	350	48,650	0	0	49,000

Stock Compensation for employees (Note 11)	0	0	39,859	0	0	39,859

Net Loss	0	0	0	0	(15,317,456)	(15,317,456)

Balance at September 30, 2009	67,731,251	67,731	28,481,932	(616,810)	(28,856,880)	(924,027)

See accompanying summary of accounting policies and the notes to the financial statements.

QNECTIVE, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)
(Unaudited)

	Nine months ended		For the period from January 24, 2007 (Inception) to
	September 30,		September 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(15,317,456)	(2,446,470)	(28,856,880)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	292,279	148,162	552,976
Stock based compensation	11,358,957	391,091	11,880,412
Interest expense	61,099	0	2,072,594
Loss on extinguishment of debt	0	0	1,665,000
Incremental shares for CEO and CTO	0	0	4,546,850
Unrealized foreign currency (gain) loss	(155,585)	0	(155,585)
Changes in operating assets and liabilities:
Accounts receivable	83,242	(12,989)	(11,904)
Prepaid expenses and other current assets	(469,137)	(17,144)	(672,381)
Accounts payable, including related parties	(45,716)	302,669	112,379
Deferred revenue	42,376	0	349,702
Accrued expenses and other liabilities	6,595	42,510	282,331
Pension liability	8,957	0	39,576
Net cash provided by (used in) operating activities	(4,134,389)	(1,592,171)	(8,194,930)
Cash Flows from Investing Activities:
Property, plant and equipment	(9,322)	(375,097)	(463,373)
Intangible assets	0	(217,746)	(1,334,949)
Short-term loan due from ZMG	(70,000)	0	(70,000)
Long-term loan due from related party	(48,954)	351,021	(455,179)
Reverse acquisition, net of cash acquired	0	0	1,157,473
Net cash provided by (used in) investing activities	(128,276)	(241,822)	(1,166,028)
Cash Flows from Financing Activities:
Loan from stockholders	0	1,785,523	3,285,503
Short-term loan due to related parties	(52,860)		134,604
Loan from Miralco	4,000,000	0	4,000,000
Proceeds from the issuance of common stock, net of finder’s fee	900,000	0	4,150,000
Net cash provided by financing activities	4,847,140	1,785,523	11,570,107
Increase (decrease) in cash and cash equivalents	584,475	(48,470)	2,209,149
Effect of exchange rate changes on cash	(32,203)	24,176	(159,341)
Cash and cash equivalents, beginning of period	1,497,536	122,344	0
Cash and cash equivalents, end of period	2,049,808	98,050	2,049,808
Supplemental Cash Flow Information:
Cash paid for interest	939	7,073	13,643
Cash paid for taxes	1,968	0	13,685
Capital increase through conversion of convertible debenture	0	0	2,000,000
Capital increase through conversion of loan	0	0	3,465,000
Shares issued for accrued interest	0	0	48,125
Discount on short term loan due to Miralco	230,749	0	230,749
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

The consolidated financial statements include the accounts of the Company and its subsidiary, Qporter, Inc (together with its subsidiaries “Qporter”), acquired pursuant to the terms of the Amended Shareholders’ Agreement dated October 1, 2008. Pursuant to the Amended Shareholders’ Agreement, the Company acquired the remaining fifty percent (50%) of the issued and outstanding shares of Qporter not already owned by the Company, which was accounted for as a reverse acquisition (the “Share Exchange Transaction”). The historical financial statements prior to October 1, 2008, refer to the consolidated financial statements of Qporter.

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

Fair Value of Financial Instruments— The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, short-term loan due from ZMG, (which does not bear any interest and is due for repayment on November 30, 2009), accounts payables, long-term loan due from related party, a short-term loan due to related party and a short term loan due to Miralco. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Long-term loan due from related party - The long-term loan receivable is due from MobilMedia Holding AG and FirstMedia AG and is reported at outstanding principal adjusted for any deferred costs, any allowances for loan losses and any unauthorized premiums or discounts. At September 30, 2009 and December 31, 2008 no deferred costs nor allowances for losses or unauthorized premiums or discounts existed.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Impact of Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10-65 was adopted by the Company as of July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued FASB ASC 805 (prior authoritative literature: SFAS No. 141(R),“Business Combinations”). FASB ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. FASB ASC 805 becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company's financial statements.

In February 2008, the FASB issued FASB ASC 820-10-65 (prior authoritative literature: SFAS 157-2), Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption as of January 1, 2009 of the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB ASC 820-10-65 (prior authoritative literature: SFAS 157-4), which is effective for interim or annual reporting ending after June 15,  2009 and shall be applied prospectively. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157,  Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have an impact on the Company’s financial statements.

In August 2009, FASB issued FASB ASC 820-10 to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in FASB ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

In December 2007, the FASB issued FASB ASC 810-10-65 (prior authoritative literature: FAS No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”)). FASB ASC 810-10-65 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. FASB ASC 810-10-65 was adopted by the Company effective January 1, 2009 and did not have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued FASB ASC 815-10-50 (prior authoritative literature: SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”)). FASB ASC 815-10-50 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB ASC 815-10-50 was adopted by the Company as of January 1, 2009, and did not have an impact on the Company’s results of operations, cash flows or financial positions.

In May 2009, the FASB issued Statement of FASB ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events,”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the  disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 11, 2009.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDTAED FINANCIAL STATEMENTS
(Unaudited)

3. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $28,856,880 and a negative cash flow from operations of $8,194,930 since its inception, and had a negative working capital of $2,108,880 at September 30, 2009.  These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had negative cash flows from operations to date and has been dependent on equity and debt financing. Management believes that the Company currently does not have adequate cash resources to fund anticipated cash requirements through September 30, 2010; and, therefore, the Company will have to raise additional funding through loans, equity contributions or revenue.  The Company's ability to continue its operations and market and sell its products and services will depend on the Company's ability to raise additional funding. If the Company is unable to obtain such funding, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on the Company’s business plan it expects to obtain $2,000,000 from internal sources and to need additional funding from external sources of approximately $4,500,000.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Plant & Equipment

Property, plant & equipment consisted of the following:

	September 30, 2009	December 31, 2008
Equipment	$200,768	$188,407
IT equipment	278,966	272,522
Less accumulated depreciation	(229,574)	(126,522)
	$250,160	$334,407

Depreciation expense for the three month periods ended September 30, 2009 and September 30, 2008 was $29,255 and $27,718, respectively.
Depreciation expense for the nine month periods ended September 30, 2009 and September 30, 2008 was $94,278 and $80,694, respectively.

5. Intangible Assets

Intangible Assets consisted of the following:

	September 30, 2009	December 31, 2008
XMS software platform	$1,306,137	$1,306,137
Trademarks	28,812	28,812
Less accumulated amortization	(332,191)	(134,190)
	$1,002,758	$1,200,759

The amortization of the XMS Software Platform commenced upon launch of the product in July 2008 and is based on the greater of (a) the ratio of current gross sales to the anticipated future gross sales or (b) on a straight-line basis over the remaining estimated lives of the related products. The Company amortizes its intangible assets on a straight line basis over their estimated useful lives of 5 years as it represents the greater amount of the two methods. Amortization expense of the XMS Software Platform for the three month periods ended September 30, 2009 and September 30, 2008, was $65,283 and $65,307, respectively. The amortization expense of the XMS Software Platform for the nine month periods ended September 30, 2009 and September 30, 2008, was $195,854 and $65,307, respectively, and is included in research and development expense.

The amortization for Trademarks is calculated using the straight-line method over an estimated useful life of 10 years. Amortization expense of the Trademarks for the three month periods ended September 30, 2009 and September 30, 2008 was $716 and $720, respectively. The amortization expense of the Trademarks for the nine month periods ended September 30, 2009 and September 30, 2008 was $2,147 and $2,161, respectively, and is included in marketing expense.

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

The Company accounts for this plan in accordance with the recognition and disclosure in accordance with provisions of FASB ASC 715-30-25 (prior authoritative literature: SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”), an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”)

The following table summarizes the components of net periodic pension cost recorded in operating expenses for the Company’s defined benefit plans:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Service cost	$54,797	$6,695	$164,391	$20,085
Interest cost	13,912	0	41,736	0
Expected return on plan assets	(13,716)	0	(41,148)	0
Net actuarial loss recognized	2,873	0	8,619	0
Recognized actuarial loss	0	0	0	0
Net periodic pension cost	57,866	6,695	173,598	20,085
Employee contribution	(20,966)	(3,033)	(62,898)	(9,099)
Net periodic pension cost employer	$36,900	$3,662	$110,700	$10,986

During the three month periods ended September 30, 2009 and September 30, 2008, the Company made cash contributions of approximately $48,406 and $27,834, respectively, to its defined benefit pension plans.

During the nine months ended September 30, 2009 and September 30, 2008, the Company made cash contributions of approximately $149,292 and $44,842, respectively, to its defined benefit pension plans. The Company expects to make additional cash contributions of approximately $96,812 to its defined benefit pension plans during the remainder of 2009.

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

BT inmo BV Agreement
On September 25, 2008, Qporter, entered into a Distribution and License Agreement (the “BT Agreement”) with BT inmo BV (“BT”), a 100% subsidiary of British Telecom (BT) Group Plc, whereby BT was appointed as the Company’s non-exclusive distributor to distribute its voice-over-internet protocol (“VoIP”) services to mobile telephone users.

 Qporter granted to BT a worldwide, non-exclusive license to use Qporter’s software (“Software”) and services (“Services”), and to permit BT to install the software on the mobile telephones of BT’s subscribers.

Pursuant to the BT Agreement, Qporter agreed to customize its software to meet specific needs of BT so that BT’s subscribers can download the Services. Qporter has also agreed to provide maintenance services and support to BT.

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

In October 2009, BT and Qporter agreed that BT and Qporter would each pay half of the costs incurred by Qporter from third parties for the cost of hosting servers and related equipment to operate the Services for BT.  BT will be responsible for an aggregate of CHF68,000 ($67,002) incurred by Qporter during the period from March 2009 through October 2009.  The costs incurred by Qporter during November and December 2009, will be invoiced to BT in December 2009.  Subsequent to entering into the BT Agreement, BT inmo BV changed its name to 6G MOBILE BV.

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

Because the criteria to recognize revenue were not met at September 30, 2009, the Company deferred 100% ($349,740) of the BT related revenue. Costs of $461,591 required to customize the compatible software as per the BT Agreement were incurred in the fourth quarter of 2008 and the first three quarters of 2009, and have been capitalized and presented as part of prepaid expenses and other current assets.

The BT Agreement has a term of three years, and will be automatically renewed on an annual basis, unless terminated pursuant to the Agreement.

If the license fees payable by BT to Qporter exceed ten million Euros (approximately $15.4 million), then BT will have the option to convert ten percent of the license fees paid by BT, into an equity investment in shares (the “BT Shares”) of common stock of the Company (the “Common Stock”), based on the fair market value of the Common Stock at the time of the conversion. The maximum amount of license fees that can be converted into Common Stock is €7.5 million (approximately $11 million).

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

Operating Lease-Rent expense for all operating leases for the three month periods ended September 30, 2009, and 2008 was $43,911 and $16,182, respectively. The rent expense for all operating leases for the nine month periods ended September 30, 2009 and 2008 was $123,749 and $125,742. The property is approximately 455 square meters and the rental amount will remain approximately the same until November 30, 2011.

Litigation - The Company is not aware of any litigation or threatened litigation pending as of the date of these financial statements.

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Product, Segment and Geographic Information

The Company has one operating segment, as defined in accordance with provisions of FASB ASC 280-10-50 (prior authoritative literature: SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”).  The Company’s operating segment is design, development, licensing, sale and distribution of telecommunications software and services, in particular high-quality Voice-over-the-Internet-Protocol (“VOIP”) services to mobile telephone users.

The following table summarizes the long-lived assets attributed to countries:

	At September 30, 2009	At December 31, 2008
	$	$
United States	1,005,478	1,206,907
Switzerland	247,440	328,259
Poland	0	0
Total	1,252,918	1,535,166

9.  Stockholders’ Equity:

Preferred stock – Preferred Stock as of September 30, 2009, consisted of the following: $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding.

Common Stock— Common stock as of September 30, 2009, and December 31, 2008, consisted of the following: $0.001 par value, 250,000,000 shares authorized, 67,731,251 and 61,950,000 shares issued and outstanding, respectively.

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

The issuance of shares of the common stock was accounted for in accordance with provisions of FASB ASC 718 and FASB ASC 505-50 (prior authoritative literature: SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services (“EITF No. 96-18”)). As the 600,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the nine-month period ended September 30, 2009.

The 600,000 shares  issued to ATT were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 26, 2009. Consultancy expenses of $2,310,000 were recorded in the nine-month period ended September 30, 2009.

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

The issuance of shares of the common stock was accounted for in accordance with provisions of FASB ASC 718 and FASB ASC 505-50 (prior authoritative literature: SFAS No. 123R and EITF No. 96-18). As the 1,200,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the nine month period ended September 30, 2009.

The 1,200,000 shares issued to Ediport were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 28, 2009. Consultancy expenses of $4,620,000 were recorded in the nine-month period ended September 30, 2009.

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

The issuance of shares of the common stock was accounted for in accordance with provisions of FASB ASC 718 and FASB ASC 505-50 (prior authoritative literature: SFAS No. 123R and EITF No. 96-18). As the 1,200,000 shares fully vested at the date of execution of the agreement, the equity instrument and the related expense was fully recognized in the nine month period ended September 30, 2009.

The 1,200,000 shares issued to Atlantique were valued at $3.85 per share, based on the fair market value of the Company’s common stock at January 28, 2009. Consultancy expenses of $4,620,000 were recorded in the nine-month period ended September 30, 2009.

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

Francoise Lanter Agreement
On May 26, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Mrs. Francoise Lanter (“Lanter”), the Chief Financial Officer of the Company.  Pursuant to the Agreement and in accordance with the Plan, Lanter was granted one million fifty thousand shares of Common Stock (the “Shares”), in consideration for services rendered to the Company.  The Company valued the Shares granted to Lanter at a price of $.10 per Share or $105,000 in the aggregate.  The Shares were issued in a private transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”) to a non U.S.person.

Equity Incentive Plan
On May 25, 2009, the Board of Directors the Company adopted an amendment to the Company’s Equity Incentive Plan (the “Plan”) increasing the number of shares of the Company’s common stock to be reserved for issuance under the Plan from 750,000 to 3,000,000 shares of common stock, effective July 10, 2009.

On August 17, 2009, the Board of Directors of the Company adopted a further amendment to the Company’s Plan increasing the number of shares of the Company’s common stock to be reserved for issuance under the Plan from 3,000,000 to 6,000,000 shares of common stock, effective August 17, 2009.

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

During the three and nine month periods ended September 30, 2009, the Company accrued for the issuance to the three advisors under the Advisory Agreements a cumulative number of 18,753 and 37,503 shares, respectively of which 31,251 were issued. Based on the fair market value of the Company’s common stock, consultancy expenses of ($18,127) and $6,875 were recorded in the three and nine month periods ended September 30, 2009.  The Company also recorded $13,691 in the three and nine month period ended September 30, 2009 for the stock options awarded to its advisors. Both the issuance of shares of the common Stock and options to acquire shares of common stock were accounted for in accordance with provisions of FASB ASC 718 and FASB ASC 505-50 (prior authoritative literature: SFAS 123R and EITF No. 96-18).

Valerio Camardella Agreement
On July 20, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Mr. Valerio Camardella (“Camardella”), the Chief Marketing Officer of the Company.  Pursuant to the Agreement and in accordance with the Plan, Camardella was granted nine hundred thousand shares of Common Stock (the “Shares”), in consideration for services rendered to the Company.  The Company valued the Shares granted to Camardella at a price of $.12 per Share or $108,000 in the aggregate.  The Shares were issued in a private transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”) to a non U.S.person.

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

ZMG Amendment and Cancellation Agreement
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

Pursuant to the foregoing arrangements, the Company previously granted ZMG options (the “Options”) to purchase three hundred fifty thousand (350,000) shares of the Company’s common stock, par value $.001 per share (“Common Stock”).  Pursuant to the Amendment, the Company and ZMG have agreed to exchange the Options for three hundred fifty thousand (350,000) shares of Common Stock (the “Shares”).  The shares were issued pursuant to the Company’s Amended and Restated Equity Incentive Plan. The issuance of shares of the Common Stock was accounted for in accordance with provisions of  FASB ASC 718 and FASB ASC 505-50 (prior authoritative literature: SFAS 123R and EITF No. 96-18).

QNECTIVE, INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Non-employee Stock-Based Compensation

The following table summarizes stock-based compensation expense for all share-based payment awards made to consultants:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	For the period from January 24, 2007 (Inception) to September 30, 2009
		$		$	$
General and Administrative Expense
- Stock options	$13,691	$116,471	$(499,777)	$391,091	$21,678
- Shares of common stock	30,872	0	160,874	0	160,874
Marketing expense
- Stock options	0	0		0	0
- Shares of common stock	108,000	0	11,658,000	0	11,658,000
Total	152,563	116,471	11,319,097	391,091	11,840,552

The stock options have not been granted yet, however, the Company entered into the ZMG Agreement during the three-month period ended March 31, 2008, for the issuance of the stock options, and the ZMG Agreement was amended on March 31, 2009 and again on July 22, 2009. As a result, the Company has made the assumptions set forth in this Note.

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

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Termination Agreement dated as of March 31, 2009 with ZMG was accounted for as follows: 150,000 options were considered a type III modification as the modification accelerates vesting of these stock options.  This type of modification changes the expectation that the award will ultimately vest from improbable to probable.  As such, the Company reversed compensation costs of $521,455 which were previously recognized and recorded a total compensation cost of $3,423, representing the fair value of the modified award on the modification date for the nine month period ended September 30, 2009.  The remaining 200,000 options were also considered a type III modification, which changes the expectation that the award will ultimately vest from improbable to probable.  As no future services will be required and, in substance, the options are non-forfeitable, the fair value of the modified award of $4,564 was immediately expensed in the nine month period ending September 30, 2009.

The amendment of the agreement with ZMG dated July 22, 2009 was accounted for as follows: 200,000 options outstanding were considered a type I modification, which does not change the expectation that the options will ultimately vest. The other 150,000 options had already vested as of the date of the amendment.

As noted in Note 9, the Company then issued a total of 350,000 shares of Company’s common stock to ZMG — Zurich Management Group (“ZMG”). Since the shares vested immediately and are non-forfeitable, the entire amount of the incremental fair value was recorded in the three month period ending September 30, 2009.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	For the period from January 24, 2007 (Inception) to September 30, 2009
Expected life	10.5 years	10 years	10.5 years
Volatility	95%	100%	99.53%
Risk free interest rate	2.68%	3.54%	2.76%
Dividends	—	—	—

The weighted average fair value per share of the stock options awarded in the nine month period ended September 30, 2009, was $0.109.

As noted in Note 9, the Company issued a total of 3,000,000 shares of the Company's common stock to its three consultants ATT, Ediport and Atlantique. The total fair market value of those shares at the measurement date, i.e. the date the agreements were signed, amounts to $11,550,000. Since the shares vested immediately and are non-forfeitable, the entire amount was recorded in the nine-month period ending September 30, 2009.

As noted in Note 9, the Company issued a total of 1,050,000 shares of the Company’s common stock to its CFO, Françoise Lanter. The fair value per share of those shares was $0.10 based on the fair market value of the Company’s common stock on May 26, 2009. Since the shares vested immediately and are non-forfeitable, the entire amount was recorded in the nine month period ending September 30, 2009.

As noted in Note 7 and 9, the Company issued a total of 31,251 shares of the Company’s common stock to its three Advisory Board member Jose Collazo, Paul Barry and Joseph Nançoz. The total fair market value of those shares at the measurement date, i.e. the date the shares were earned, amounts to ($18,127) and $6,875, which was recorded in the three and nine month periods ending September 30, 2009, respectively. The Company also recorded $13,691 in the three month period ended September 30, 2009 for the stock options awarded to its advisors.

As noted in Note 9, the Company issued a total of 900,000 shares of the Company’s common stock to its CMO, Valerio Camardella. The fair value per share of those shares was $0.12 based on the fair market value of the Company’s common stock on July 20, 2009. Since the shares vested immediately and are non-forfeitable, the entire amount of the incremental fair value was recorded in the three month period ending September 30, 2009.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Employee Stock Based Compensation

On September 1, 2009 the Board of Directors approved the granting of non-qualified stock options to nine employees pursuant to the Company’s Amendment of the Equity Incentive Plan. The purpose of the Plan is (a) to ensure the retention of the services of existing executive personnel, key employees, and Directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and Directors; (c) to provide incentive to all such personnel, employees, consultants and Directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) to allow vendors, service providers, consultants, business associates, strategic partners, and others, with or that the Board of Directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

This plan constitutes a single “omnibus” plan, which provides grants of nonqualified stock options. The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

The fair value of all of the options was determined using the Black-Scholes option pricing model applying the weighted average assumptions noted in the following table.
	Three month period ended		Nine month period ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	95%	0%	95%	0%
Risk-free interest rate	2.330%	0%	2.330%	0%
Expected term (in years)	5.25	0	5.25	0

The expected volatility is based on a peer group of companies in a similar or the same industry for a period equal to the expected term of the options. During the nine months ended September 30, 2009 and 2008, the weighted average fair value of options granted was $0.06 and $0 at the grant date, respectively.

The following table summarizes the Company's employee stock option activity for the nine months ended September 30, 2009:
			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
Options	option	price	term	value

Outstanding at December 31, 2008	0	0
Granted	750,000	0.17
Exercised	0	0
Forfeited or expired	0	0
Outstanding at September 30, 2009	750,000	0.17	9.14	22,500
Exercisable at September 30, 2009	650,000	0.17	8.94	19,500

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine month periods ended September 30, 2009 and 2008, the Company recorded a total charge of $39,859 and $0 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the nine month period ended September 30, 2009 a total of $39,859 was recorded, with $5,262 recorded in General and Administration expense, $29,335 recorded in Marketing expense, and $5,262 in Research and Development expense.

During the nine month period ended September 30, 2008 stock based compensation expenses to employees of $0 were recorded.

The employment agreement with Joseph Schaettin was terminated on September 30, 2009. The options granted to him remain exercisable until September 30, 2010.

On September 1, 2009, we granted stock options to nine employees, to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.17 per share, for a term expiring August 31, 2019. The options can be exercised by written notice of an election to exercise specifying the portion thereof being exercised and the exercise date.

A summary of the status of the Company’s non-vested options as of September 30, 2009, and changes during the period is presented below:

		Weighted-
		average
	Shares under	grant date
Nonvested options	option	fair value
Nonvested at December 31, 2008	0	0
Granted	750,000	0.060
Vested	650,000	0.058
Forfeited	0	0
Nonvested at September 30, 2009	100,000	0.069

As of September 30, 2009, there was $5,159 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of one year.

12. Related Party Transactions

At September 30, 2009 and December 31, 2008 the amount due to FirstMedia AG, which is owned by Oswald Ortiz, the Company’s Chief Executive Officer, and Tan Siekmann, a former Chief Technical Officer, is $0 and $63,639, respectively. The amount is presented in the short-term loans due to related parties. The loan was interest free and due on demand with no fixed terms of repayment.

At September 30, 2009 and December 31, 2008 the amount due from FirstMedia AG, which is owned by Oswald Ortiz, the Company’s Chief Executive Officer, and Tan Siekmann, a former Chief Technical Officer, is $32,102 and $0, respectively. The amount is presented in the long-term loans due from related parties. The loan is interest free and due on demand with no fixed terms of repayment.

At September 30, 2009 and December 31, 2008, the amount due from MobilMedia Holding AG was $307,341 and $302,426, respectively and is presented as a long-term loan due from MobilMedia Holding AG. The loan is interest free and due on demand with no fixed terms of repayment.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three-month periods ended September 30, 2009 and 2008, Oswald Ortiz, the CEO, and President of the Company, invoiced $0 and $35,247, respectively to the Company for consulting services in his capacity as CEO, of which $0 and $42,291 was outstanding at September 30, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

For the nine-month periods ended September 30, 2009 and 2008, Oswald Ortiz, the CEO and President of the Company, invoiced $0 and $130,041, respectively to the Company for consulting services in his capacity as CEO.  The amount outstanding is presented in accounts payable due to related party.

During the nine month periods ended September 30, 2009 and 2008, Tan Siekmann, a former CTO of the Company, invoiced $0 and $130,041, respectively to the Company for consulting services in his capacity as CTO, of which $0 and $47,397 was outstanding at September 30, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

For the three-month periods ended September 30, 2009 and 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $0 and $41,849, respectively to the Company for consulting services in her capacity as CFO, of which $0 and $8,837 was outstanding at September 30, 2009 and December 31, 2008, respectively. The amount outstanding is presented in accounts payable due to related party.

For the nine-month periods ended September 30, 2009 and 2008, Francoise Lanter, the CFO of the Company invoiced through her wholly owned Company, Miraculix Treuhand GmbH $0 and $78,025, respectively to the Company for consulting services in her capacity as CFO.  The amount outstanding is presented in accounts payable due to related party.

SafeCom GmbH & Co. KG (“SafeCom”) has a Software Development Agreement with Qporter dated January 18, 2007. For the three-month periods ended September 30, 2009 and 2008, SafeCom invoiced Qporter the amount of $0 and $0, respectively, under the Software Development Agreement of which $0 and $0, respectively, is presented in Intangible Assets which was capitalized as software development costs under FAS 86 as further discussed in Note 5. The amount of $0 and $31,477 was outstanding at September 30, 2009 and December 31, 2008, respectively, and is presented in accounts payables.

For the nine-month periods ended September 30, 2009 and 2008, SafeCom invoiced Qporter the amount of $7,003 and $110,109, respectively, of which $0 and $61,285, respectively, is presented in Intangible Assets.

For the three-month periods ended September 30, 2009 and 2008, Valerio Camardella, the CMO of the Company invoiced through his wholly owned Company, Mavapharm AG $126,776 and $0, respectively to the Company for consulting services in his capacity as CMO, of which $64,735 and $0 was outstanding at September 30, 2009 and December 31, 2008, respectively. The amount outstanding is presented in account payable due to related party.

For the nine-month periods ended September 30, 2009 and 2008, Valerio Camardella, the CMO of the Company invoiced through his wholly owned Company, Mavapharm AG $126,776 and $0, respectively to the Company for consulting services in his capacity as CMO.  The amount outstanding is presented in accounts payable due to related party.

QNECTIVE INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2009	December 31, 2008
Prepaid expenses	$183,956	$20,226
Other receivables like Tax/VAT	176	171
Customized cost of BT project	461,591	154,242
Total	$645,723	$174,639

14. Short-term loan due to Miralco

Effective June 19, 2009, Qnective AG (“Borrower”), a Swiss company and an indirect wholly owned subsidiary of Qnective Inc., entered into a Bridge Loan Agreement with Miralco Holding AG, a Swiss company controlled by a shareholder of the Company (“Miralco”).  Pursuant to the Agreement, Miralco has loaned to the Borrower, Two Million Dollars ($2,000,000) as a bridge loan for working capital and general corporate purposes (the “Loan”).  The Loan bears interest at the rate of four (4%) percent per year.  Repayment in full of the Loan is due upon the earlier of (i) twelve (12) months after the execution date of the Loan (June 18, 2010) or (ii) the consummation of a substitute debt financing or an equity financing between Miralco and Borrower, on terms to be separately negotiated.

Effective September 15, 2009, Qnective AG entered into a second Bridge Loan Agreement with Miralco.  Pursuant to the Agreement, Miralco has loaned to the Borrower, Two Million Dollars ($2,000,000) as a bridge loan for working capital and general corporate purposes (the “Loan”).  The Loan bears interest at the rate of four (4%) percent per year.  Repayment in full of the Loan is due upon the earlier of (i) twelve (12) months after the execution date of the Loan (September 14, 2010) or (ii) the consummation of a substitute debt financing or an equity financing between Miralco and Borrower, on terms to be separately negotiated.

In accordance with provisions of FASB ASC 835-30-25 and FASB ASC 470-10-35 (prior authoritative literature: APB No. 21, “Interest on Receivables and Payables”), the loans are discounted at 10% (the prevailing rate applicable to similar loans). The discounts of the loans are $190,061 and $0, as of September 30, 2009 and December 31, 2008, respectively and are being amortized using the effective interest method over the life of each loan.

Short-term loans consist of the following:

	September 30, 2009	December 31, 2008
	$	$
Proceeds from Miralco Holding AG	4,000,000	0
Contractual interest as per agreement	25,863	0
Imputed interest on proceeds	(225,297)	0
Amortization of discount	35,236	0
Net amount	3,835,802	0

15. Subsequent Events

 No major events have occurred since September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended September 30, 2009, we continued to develop our VoIP telecommunications software, entered into two finders’ agreements to assist in locating investors, a convertible bond agreement, two bridge loan financings, and entered into four marketing and consultant agreements to identify customers and resellers.  We continue to engage in discussions to create a distribution network and seek strategic partners.

The Company is in the development stage and its principal operations have commenced, but there has been no revenue recognized there from.

Selected Financial Data

	September 30, 2009		December 31, 2008
	$		$
Total Cash		2,049,808	1,497,536
Total current assets		2,776,994	1,766,677
Total long-term assets		1,592,361	1,837,592
Total current liabilities		4,882,874	1,109,618
Total long-term liabilities		410,508	402,602
Total stockholders’ equity		(924,027)	2,092,049

Statement of Operations

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	$	$	$	$
Marketing expenses	316,258	287,542	12,316,359	532,947
General and administrative expenses	1,400,818	486,499	2,537,797	1,375,295
Research and development expenses	232,946	265,103	586,572	426,265
Foreign exchange loss (gain)	(222,087)	28,689	(183,732)	109,445
Interest income	(194)	(6)	(522)	(4,555)
Interest expense	57,672	6,781	60,982	7,073
Net loss	1,785,413	1,074,608	15,317,456	2,446,470
Foreign currency translation adjustments	193,294	(61,547)	192,002	(48,034)
Change in pension liability	(3,127)	0	(9,128)	0
Comprehensive loss	1,975,580	1,013,061	15,500,330	2,398,436

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

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Net Loss

Our Company’s net loss for the three months ended September 30, 2009, was $1,785,413 as compared to a net loss of $1,074,608 for the three months ended September 30, 2008. The increase in net loss during the period ended September 30, 2009, was mainly the result of an increase in marketing expenses of $28,717, an increase in general and administrative expenses of $914,320, a decrease in research and development expenses of $32,158, an increase in foreign exchange gain of $250,776, and an increase in interest expense of $50,891.

Our Company’s net loss for the nine months ended September 30, 2009 was $15,317,456 as compared to a net loss of $2,446,470 for the nine months ended September 30, 2008. The increase in net loss during the period ended September 30, 2009, was primarily due to a one-time charge to marketing expenses of $11,550,000 in connection with the issuance of the Company's common stock to our consultants Ediport, Atlantique, and ATT.  In addition, we had an increase in personnel expenses of $727,238, a decrease of $904,558 relating to stock-based compensation expenses, an increase in foreign exchange gain of $293,177, an increase in marketing expenses of $72,447, an increase in other general and administrative expenses of $1,413,518, an increase in other research and development expenses of $247,576, and an increase in other interest expense of $53,910.

Operating Expenses

Operating expenses for the three months ended September 30, 2009, were $1,950,022 as compared to operating expenses of $1,039,144 for the three months period ended September 30, 2008.   The increase was due to an increase in general and administrative expenses of $914,320 which primarily consisted of consulting fees, legal advice costs, auditing costs and personnel expenses, an increase in marketing expense of $28,717, and decreases in research and development expenses of $32,158.

Operating expenses for the nine-month period ended September 30, 2009 were $15,440,728 as compared to operating expenses of $2,334,507 for the nine-month period ended September 30, 2008.  One-time marketing expenses of $11,550,000 in connection with the issuance of the Company’s common stock to our consultants represent the primary reason for the increase in our Company’s operating expenses.  Further, we noted an increase in general and administrative expenses of $1,162,502 which is comprised primarily of consulting fees, auditing fees, legal fees and personnel expenses and increases in research and development expenses of $160,307, which is comprised primarily of technical development, and an increase in other marketing expenses of  $233,412 which is comprised primarily of personnel expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $1,400,818 compared to $486,499 for the three months ended September 30, 2008. The increase was mainly due to an increase in personnel expenses of $217,339 comprised of personnel expenses of the CEO and CFO, an increase of consulting expenses of $561,737 in connection with the issuance of the Company’s common stock and the monthly consultancy fees to our CMO Valerio Camardella, and the monthly fees to our advisory board members, an increase of $38,038 in audit fees,  an increase in legal advice fees of $170,783, an increase of $29,064 in IT-Accessories expenses, a decrease of stock-based compensation expense of $116,471, which is related to the amendment of our agreement with ZMG for the issuance of stock options, and a increase of approximately $14,000 in other general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2009 were $2,537,797 as compared to $1,375,295 for the nine months ended September 30, 2008. The increase was mainly due to an increase in personnel expenses of $653,542 comprised of personnel expenses of the CEO and CFO, an increase of consulting expenses of $555,698, a decrease of stock-based compensation expense of $904,558, which is related to the amendments of our agreement with ZMG for the issuance of stock options, an increase of $487,386 in legal fees, an increase of $199,944 in audit fees, an increase of $58,183 in maintenance expense, an increase in depreciation expense of $13,233 and an increase of rent expense of $33,827, related to the fact that the sub-tenancy agreement with ZMG and Miraculix were terminated, an increase in filing cost of $17,919, an increase in professional fees of $ 22,156, related to the fact that the Company signed three advisory board agreements, and an increase of approximately $25,000 in other general and administrative expenses.

Marketing Expenses

Marketing expenses for the three months ended September 30, 2009 were $316,258 compared to $287,542 for the three months ended September 30, 2008. The increase was mainly due to an increase in other marketing expenses of $22,039.  Marketing expenses for the nine months ended September 30, 2009 were $12,316,359 compared to $532,947 for the nine months ended September 30, 2008. The increase was mainly due to a charge to one-time marketing expenses of $11,550,000 in connection with the issuance of the Company's common stock to our consultants Ediport, Atlantique, and ATT Management AG, an increase in personnel costs of $160,965 for marketing our products, an increase in other marketing expenses of $88,439, and a decrease in travel expense of $20,467. The Company employed six people for marketing during the nine month period ended September 30, 2009 compared to five people in the nine month period ended September 30, 2008.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 were $232,946 compared to $265,103 for the three months ended September 30, 2008. The decrease was mainly due to a decrease in personal expense of $97,744, which is due to the fact that the Polish Zloty weakened against the US dollar and to the fact of the Company terminated its employment agreement with its former CTO on June 30, 2009 and hired its new CTO, Jorge Morgado on October 1, 2009. The decrease was partially offset by the increases in technical development expenses of $60,421.

Research and development expenses for the nine months ended September 30, 2009 were $586,572 compared to $426,265 for the nine months ended September 30, 2008. The increase was mainly due to an increase in amortization costs for our XMS Platform of $130,574, a decrease in personnel expense of $87,269, related to the fact that the Company terminated its employment agreement with the former CTO on June 30, 2009 and hired its new CTO, Jorge Morgado effective October 1, 2009 and to the fact that the Polish Zloty weakened against the US dollar. The increase was also due to an increase in technical development expense of $101,572, and an increase in consultancy fees of $12,773, comprised of the personnel expenses of Piotr Winiarczyk, CEO of Qnective Spzoo.

We expect that as we continue to implement our business plan our operating expenses will increase accordingly.

Other Income (Expense)

Foreign exchange gain (loss) for the three months ended September 30, 2009 was $222,087 compared to ($28,689) for the three months ended September 30, 2008. The foreign exchange gain incurred in the three-month period ended September 30, 2009, was due to the fact that the Swiss Franc strengthened against the US dollar in the period.

Foreign exchange gain (loss) for the nine months ended September 30, 2009 was $183,732 compared to ($109,445) for the nine months ended September 30, 2008. The foreign exchange gain incurred in the nine-month period ended September 30, 2009, was due to the fact that the Swiss Franc strengthened against the US dollar in the period.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Liquidity and Capital Resources

Our Company’s principal cash requirements for the nine months ended September 30, 2009, were for operating expenses, including payroll, consultancy, auditing and legal costs.  As of September 30, 2009, our Company had negative working capital of $2,105,880 compared with positive working capital of $657,059 as of December 31, 2008. The cash and cash equivalents of our Company were $2,049,808 as of September 30, 2009, as compared to $1,497,536 as of December 31, 2008.

The accounts payable remained relatively the same between December 31, 2008 ($402,427) and September 30, 2009 ($378,700).

At September 30, 2009, we had short-term debt due to related parties in the amount of $0 compared to $63,639 as of December 31, 2008. The short-term debt was owed to First Media and MobilMedia Holding AG, both related parties.

At September 30, 2009, we had short-term loans due to Miralco Holding AG in the amount of $3,835,802 compared to $0 as of December 31, 2008. The loans bear interest at the rate of four percent per year and have to be repaid in full upon the earlier of twelve months after the execution date of each unless payment is converted into a substitute debt financing or an equity financing on terms to be separately negotiated.

At September 30, 2009 we had accrued expenses of $318,630 compared to $336,226 at December 31, 2008. This decrease is mainly due to a decrease in the audit fee accrual.

The unfunded status of our pension plan was $410,508 at September 30, 2009 compared to $402,602 at December 31, 2008, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”).

The ability of our Company to meet our financial commitments is primarily dependent upon the continued issuance of equity and debt financing, and our ability to achieve and maintain profitable operations.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received from loans and from equity financing will not be sufficient to meet our working capital requirements for the next twelve months.  We, therefore, expect to need additional funding from internal sources of $2,000,000 and from external sources of approximately $4,500,000, through September 30, 2010. If we are unable to obtain such financing from external sources or revenues, the Company will not be able to continue as a going concern.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

Operating Activities

Operating activities used net cash of $4,134,389 for the nine months ended September 30, 2009, as compared to $1,592,171 used in operating activities for the nine months ended September 30, 2008. The increase in net cash used in operating activities was due to the increase in personnel and the increase in other costs such as other general and administrative expenses, marketing expenses and research and development expenses.

Investing Activities

Net cash used by investing activities was $128,276 for the nine months ended September 30, 2009, as compared to $241,822 used in investing activities for the nine months ended September 30, 2008. The Company’s cash used in the nine months ended September 30, 2009 was for the long-term loan due from related party and the short-term loan due from ZMG and in the nine months ended September 30, 2008 for the investment in office and IT equipment and continued development of its XMS Platform. The cash received was the result of loans from MobilMedia Holding and FirstMedia.

Financing Activities

Net cash provided by financing activities was $4,847,140 for the nine months September 30, 2009, as compared to financing activities which provided net cash of $1,785,523 for the nine months ended September 30, 2008.

The cash received in 2009 was mainly the result of proceeds from the issuance of shares of Qnective Stock in the amount of $900,000 and a short-term loan from Miralco of $4,000,000.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions, or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, short-term loan due from ZMG, long-term loan due from a related party, short term loan due to a related party and short-term loans due to Miralco.

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our long-term loan and short-term loans. We believe that fluctuations in interest rates would not have a material impact on the fair value of these loans.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. We have identified material weaknesses in the internal control over financial reporting as of September 30, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of the reported material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We did not maintain a sufficient complement of personnel with the level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions.  This control deficiency could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

During our current fiscal year, we intend to take the following steps to remediate the material weaknesses described above which we believe are necessary to address the issues associated with our material weaknesses over financial reporting and disclosure controls to improve the design and operation of the controls. Such planned changes include:

•	Hiring or training support staff with the requisite knowledge of U.S. generally accepted accounting principles (“US GAAP”) on an as-needed basis to cure this weakness.

•	Assembling the required documentation of our internal control policies and procedures.

We are currently in the process of putting together the required documentation.  We expect that written documentation of key internal controls over financial reporting will be completed and used by us by December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, except that our Chief Financial Officer has partially completed her US GAAP training and has become more experienced from the preparation of numerous filing based on US GAAP, since she became our Chief Financial Officer in November 2007.Our Chief Financial Officer continues her US GAAP training to increase her knowledge of U.S. generally accepted accounting principles.

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

QNECTIVE, INC.
(Registrant)

Dated: November 11, 2009	By:	/s/ Oswald Ortiz
Oswald Ortiz
Chief Executive Officer
(principal executive officer)

Dated: November 11, 2009	By:	/s/ Françoise Lanter
Françoise Lanter
Chief Financial Officer
(principal financial officer and principal accounting officer)